Form 10QSB
period 2005-03-31
NETFONE INC
filed 2005-05-18
CIK 1307345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2005_____________

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  333-20895_________________________

Netfone, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0438201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1108-1030 West Georgia Street Vancouver, BC V6E 2Y3
(Address of principal executive offices)

604.676.3410
(Issuer's telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

12,000,000 common shares issued and outstanding as at May 1, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

D/JLM/709662.1

NETFONE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

(Stated in US Dollars)

NETFONE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2005 and September 30, 2004

(Unaudited)

(Stated in US Dollars)

ASSETS		March 31	September 30
		2005	2004
Current
Cash		$ 46,584	$ 155,199
Amounts receivable		15,586	2,603
Inventory		7,081	-
Prepaid expenses		4,990	-
Stock subscription receivable – Note 9		-	7,200

		74,241	165,002
Letter of credit – Note 4		12,403	-
Capital assets		17,886	19,823

		$ 104,530	$ 184,825

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6		$ 29,593	$ 12,045
Unearned revenue		1,240	-

		30,833	12,045

STOCKHOLDERS’ EQUITY

Common stock – Note 5
Authorized:
100,000,000	shares with a par value of $0.001 per share
Issued:
12,000,000	shares	12,000	12,000
Additional paid-in capital		196,000	196,000
Accumulated other comprehensive profit or (loss)		399	(555)
Deficit accumulated during the development stage		(134,702)	(34,665)

		73,697	172,780

		$ 104,530	$ 184,825

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended March 31, 2005

(Unaudited)

(Stated in US Dollars)

			June 8, 2004
	Three months	Six months	(Date of
	ended	ended	Incorporation) to
	March 31,	March 31,	March 31,
	2005	2005	2005

Revenues
Net sales revenue	$ 12,988	$ 14,728	$ 14,728
Less cost of goods sold	30,391	37,131	37,131

Net operating profit (loss)	(17,403)	(22,403)	(17,403)

Expenses
Accounting and audit fees	4,250	8,172	12,272
Amortization	1,450	2,937	4,544
Bank charges and interest	358	1,074	1,160
Consulting – Note 6	10,960	20,655	40,519
Filing fees and incorporation costs	3	1,234	2,667
Foreign exchange	58	1,100	1,100
Legal fees	11,455	21,958	25,008
Office	1,452	2,694	3,883
Travel and promotion	1,182	3,851	4,476
Salaries and benefits	12,057	17,544	20,256

Total expenses	43,225	81,219	115,885

Loss before other	(60,628)	(103,622)	(133,288)

Other
Government grants, interest and other income	273	3,585	3,585

Net loss for the period	(60,355)	(100,037)	(129,703)

Foreign currency translation adjustment	(405)	954	399

Comprehensive loss for the period	$ (60,760)	$ (99,083)	$ (129,304)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	12,000,000	12,000,000	11,194,707

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

for the six months ended March 31, 2005

(Unaudited)

(Stated in US Dollars)

		June 8, 2004
	Six months	(Date of
	ended	Incorporation) to
	March 31,	September 30,
	2005	2004

Operating Activities
Comprehensive loss for the period	$ (99,083)	$ (134,702)
Add items not affecting cash
Amortization	2,937	4,544
Currency exchange adjustment	1,100	1,100
Changes in non-cash working capital balance related to operations
Amounts receivable	(12,729)	(15,332)
Stock subscription receivable	7,200	7,200
Inventory	(7,004)	(7,004)
Prepaid expenses	(4,935)	(4,935)
Accounts payable and accrued	16,972	29,017
Unearned revenues	1,227	1,227

	(94,315)	(118,885)

Financing Activity
Proceeds of common stock issuances	-	200,800

Investing Activities
Acquisition of capital assets	(1,000)	(22,430)
Letter of credit	(11,883)	(11,883)

	(12,883)	(12,225)

Effect of foreign currency translation	(371)	28

Increase (decrease) in cash for period	(107,569)	47,630

Cash, beginning of the period	155,199	-

Cash, end of the period	$ 47,630	$ 47,630

Supplementary Disclosure of Cash Flow Information – Note 7

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period June 8, 2004 (Date of Incorporation) to March 31, 2005

(Unaudited)

(Stated in US Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Par Value	Capital	Income (Loss)	Stage	Total

Balance, June 8, 2004 (Date of Incorporation)	-	$ -	$ -	$ -	$ -	$ -
Issued for cash:
Common stock – at $0.001	8,000,000	8,000	-	-	-	8,000
Common stock – at $0.05	4,000,000	4,000	196,000	-	-	200,000
Net loss for the period	-	-	-	-	(34,665)	(34,665)
Foreign currency translation
adjustment	-	-	-	(555)	-	(555)

Balance, September 30, 2004	12,000,000	12,000	196,000	(555)	(34,665)	172,780
Net loss for the six month period	-	-	-	-	(100,037)	(100,037)
Foreign currency translation adjustment	-	-	-	954	-	954

Balance, March 31, 2005	12,000,000	$ 12,000	$ 196,000	$ 399	$ (134,702)	$ 73,697

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Maerch 31, 2005

(Unaudited)

(Stated in US Dollars)

Note 1	Interim Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s September 30, 2004 annual consolidated financial statements.

Note 2	Nature of Operations

The Company is in the development stage. The Company is an IP Voice Application Service Provider (Voice ASP). The service will be provided directly to the end user through the Company’s NetFone product offering and, wholesale to Service Providers.

The Company was incorporated in the State of Nevada, United States of America on June 8, 2004.

The interim financial statements have been prepared using the generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of March 31, 2005, the Company has not yet attained profitable and has accumulated losses of $ 134,702 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the near future and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans form the directors of the company. There are no current arrangements in place for equity funding on short-term loans.

SEE ACCOMPANYING NOTES

Netfone, Inc.

(A Development Stage Company

Notes to the Interim Consolidated Financial

March 31, 2005

(Unaudited) – Page 2

(Stated in US Dollars)

Note 3	Summary of Significant Accounting Policies

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

These interim consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized in the Company’s September 30, 2004 annual consolidated financial statements as well as the following:

Inventory

Inventory consists of telecommunications products and is valued at the lower of cost and net realizable value.

Revenue Recognition

The Company recognizes revenue in accordance with SAB No. 101 “Revenue Recognition”. Revenues are recognized when product delivery has occurred, the services have been rendered and collection is reasonable assured. Revenue relating to Voice over Internet Protocol (“VoIP”) services is recognized on a straight-line basis over the term of the contract. Up-front set-up fees on VoIP reseller agreements is recognized on a straight-line basis over the term of the contract.

Note 4	Letter of credit

During the six month period ended March 31, 2005, the Company obtained the use of an on-line credit card service. Pursuant to this service agreement, the Company was required to provide a letter of credit of $12,403 (CDN$15,000).

Note 5	Capital Stock

Commitments

Share purchase warrants:

At March 31, 2005 the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

SEE ACCOMPANYING NOTES

Netfone, Inc.

(A Development Stage Company

Notes to the Interim Consolidated Financial

March 31, 2005

(Unaudited) – Page 2

(Stated in US Dollars)

Note 5	Capital Stock – (cont’d)

Commitments – (cont’d)

Share purchase warrants – (cont’d)

Number	Type	Exercise Price	Expiry Date

4,000,000	Series “A”	$ 0.10	August 31, 2005
4,000,000	Series “B”	$ 0.20	August 31, 2005

8,000,000

Note 6	Related Party Transactions

The Company was charged the following expenses by the President of the Company:

June 8, 2004
(Date of
	Six months	Incorporation)
	ended	to
	March 31,	March 31,
	2005	2005

Consulting fees	$ 17,988	$ 26,321

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $11,025.89 (September 30, 2004: 613) owing to the President of the Company.

Note 7	Supplementary Disclosure of Cash Flow Information

Cash paid for: Cash paid for:
Interest	$ -	$ -

Income Taxes	$ -	$ -

SEE ACCOMPANYING NOTES

Item 2.	Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Netfone" means Netfone, Inc. and our wholly owned subsidiary, Netfone Services, Inc., unless otherwise indicated.

General

We are in the business of acting as an Internet Protocol voice Application Service Provider. We were incorporated in the State of Nevada on June 8, 2004. From the inception of our business on June 8, 2004, we were engaged in the development of communication technology and services for Internet protocol or, IP, telephony and video applications.

The address of our principal executive office is Suite 1108 – 1030 West Georgia Street, Vancouver, BC, Canada, V6E 2Y3. Our telephone number is 604-676-3410.

We have one subsidiary, Netfone Services, Inc., a Canadian corporation incorporated on June 30, 2004.

Our Current Business

We intend to offer our NetFone broadband voice over Internet protocol, or VOIP in select markets in Canada. We may decide at a later point to enter into the US market. Such an expansion would depend on the availability of financing and on market conditions. The NetFone voice communications service will enable broadband Internet users to add digital voice communications services to their high-speed Internet connection. Customers can choose a phone number from any of the rate centers offered by the service, and then use a NetFone-supplied terminal adapter to connect any telephone to a broadband Internet connection and make or receive calls from a regular telephone number. All NetFone telephone accounts will come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, and web access to account controls. NetFone customers will be able to place calls to, and receive calls from, traditional telephone networks. NetFone customers may also place calls to each other for free. We will seek to interconnect with other VoIP players to establish a large free calling area for our subscribers. We do not have any discussions at the moment with any other service providers.

Business service will ideally have more features that meets the needs of businesses such as hunt groups (if a line is busy, a call hunts to the next available line), auto-attendant (automated receptionist welcoming caller to a company and asking caller to choose the desired extension) and multi-party conferencing (provides the ability for customer to set up multiple parties on a phone conference).

The service will be designed to have the look and feel of a regular telephone service. A caller will be assigned a regular telephone number and will be able to initiate and terminate calls through any broadband IP network. This can be ADSL (“Asymmetric Digital Subscriber Line”, a new technology that allows more data to be sent over existing copper telephone lines. ADSL requires a special modem), Cable, LAN (“Local Area Network”, which is used to connect multiple computers together in a confined area. Most LANs are confined to a single office, a building or group of buildings), fiber or any other broadband internet connection.

The service will work with any SIP-compliant (“Session Initiation Protocol” - this is a signaling protocol for Internet conferencing, telephony, presence, events notification and instant messaging), IP phone, or gateway. Multiple voice or fax lines could be provisioned through the same connection.

The customer may sign up for our service through an easy to use web interface at www.netfone.ca. The residential service is currently available on a limited basis till the end of January, 2005. At that point, we expect that our processes (billing, provisioning and support) will be automated to the degree we are able to support a large customer base. We will be providing the service in the top 24 cities in Canada.

We anticipate that our business service will be available initially in Vancouver, British Columbia, Canada in April 2005 and will be rolled gradually to other markets in Canada.

For the residential service, we expect to use, primarily, our inhouse voice over IP system purchased from SNOM (www.snom.com). For more advanced residential users, we will be using a voice over IP system developed by Broadsoft (www.broadsoft.com) and hosted by Xiptel (www.xiptel.com).

For the business service, we expect to use, primarily, the voice over Internet protocol system developed by Broadsoft. Our in-house system will allow us to continue to provide service to our customers in case of the discontinuance of Xiptel service due to any unforeseen circumstances (bankruptcies, disputes, etc...).

Customers will have the option to either rent a terminal adapter on a monthly basis or purchase one from NetFone. NetFone currently uses Grandstream (www.grandstream.com) and Linksys (www.linksys.com) terminal adapters. We purchase devices directly from Grandstream and Linksys devices through Ingram Micro (www.ingram.com). NetFone’s terminal adapter charges cover the cost of the device, the programming of the device and shipping cost. NetFone rental fee (which is in addition to the service fee) recovers the cost of the terminal adapter in 1.5 years.

We anticipate that approximately 25% of our total revenues will be derived from the sale and rental of the terminal adapters.

Pricing Structure

NetFone will charge customers:

-	A basic monthly fee that include unlimited free calling in a NetFone defined free calling area. Currently this free calling area will cover the largest 24 cities in Canada:
	o	Basic residential service: $12.95 Canadian per month per line
	o	Advanced residential service (more features that the basic package): $14.95 Canadian per month per line
	o	Business service: $24.95 Canadian dollars per month per line.
-

Additional fees are charged for calls outside this free calling area. These are billed on per minute basis (2.5 Canadian cents per minute in the US and Canada. International rates are published on the web site).

-	For the purchase or rental of the terminal adapter.

Industry Background

VOIP is a technology that enables voice communications over the Internet through the compression of voice into data packets that can be efficiently transmitted over data networks and then converted back into voice at the other end. Data networks, such as the Internet or LANs, have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer). The most common protocol used for communicating on these packet switched networks is internet protocol, or IP. VOIP allows for the transmission of voice along with other data over these same packet switched networks, and provides an alternative to traditional telephone networks, which use a fixed electrical path to carry voice signals through a series of switches to a destination. Because of the compression of voice, VOIP calls occupy substantially less bandwidth space than traditional telephone calls which enable the service providers to more efficiently use their infrastructure (fiber and copper lines). This and the ability of both internet data and voice to share the same infrastructure translate into cost savings.

As a result of the potential cost savings and added features of VOIP, we believe that consumers, enterprises, traditional telecommunication service providers and cable television providers are viewing VOIP as the future of telecommunications. We feel that our belief is supported by the Frost & Sullivan report titled “North America Residential VOIP market: Everybody’s Talkin’ at Me,” 2004. IP Centrex (Centrex is a business phone service delivered by a phone company. IP centrex is a equivalent service provided over Internet Protocol which we refer to here as Business Service) lines are expected to exceed 1.7 million lines by 2007 (Frost & Sullivan: “Are you ready for VOIP? How to realize cost savings and improve productivity with VOIP” by Elka Popova, 2004).

The traditional telephone networks maintained by many local and long distance telephone companies were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these traditional telephone networks are very reliable for voice communications, these networks are not well suited to service the explosive growth of digital communication applications for the following reasons:

•	They are expensive to build because each subscriber's telephone must be individually connected to the central office switch, which is usually several miles away from a typical subscriber's location;
•	They transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment- quality video or other rich multimedia content;
•	They use dedicated circuits for each telephone call, which allot fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted; and
•	They may experience difficulty in providing new or differentiated services or functions, such as video communications, that the network was not originally designed to accommodate.

Until recently, traditional telephone companies have avoided the use of packet switched networks for transmitting voice calls due to the potential for poor sound quality attributable to latency issues (delays) and lost packets which can prevent real-time transmission. Recent improvements in packet switch technology, compression and broadband access technologies, as well as improved hardware and provisioning techniques, have significantly improved the quality and usability of packet-switched voice calls.

Packet-switched networks have been built mainly for carrying non real-time data. The advantages of such networks are their efficiency, flexibility and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth, and many terminals can share the same connection to the network. As a result, significantly more traffic can be transmitted over a packet switched network, such as a home network or the Internet, than a circuit-switched telephony network. Packet switching technology allows service providers to converge their traditionally separate voice and data networks and more efficiently utilize their networks by carrying voice, video, fax and data traffic over the same network. The improved efficiency of packet switching technology creates network cost savings that can be passed on to the consumer in the form of lower telephony rates.

The exponential growth of the Internet in recent years has proven the scalability of these underlying packet switched networks. As broadband connectivity, including cable modem and digital subscriber line, or DSL, has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to the end-user. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.

Competitive Factors

The primary competition comes primarily from several industry participants:

Incumbent Telephone players: These include companies such as Telus and Bell. These companies currently dominate the voice market and we expect them to remain the dominant force for the time being. These companies currently offer traditional telephone service but have announced plans to launch their own VOIP telephony service.

Cable Companies: We believe that Cable Internet will be the primary mean of delivering VOIP telephony to homes. We believe that both Shaw and Rogers intend to roll out their VOIP service in the near future.

Alternate Carriers: such as Primus and Sprint who have introduced VOIP services similar to ours in Canada.

US-based VOIP players: There are US companies that are targeting the residential markets, such as Vonage (http://www.vonage.com) and 8x8 with their packet8 offering (http://www.packet8.com). Vonage is already in Canada and Packet8 will likely move to Canada in the near future

Canadian-based VOIP players: There are also other VOIP players that are entering the Canadian market. These players vary in their backgrounds, size and financial abilities.

NetFone does not plan to compete with providers of free VOIP services. However, NetFone subscribers will be able to call each other for free and the company plans to interconnect its network with other VOIP providers networks to create a large free calling zone for its subscribers.

It should be noted that NetFone is one of the smaller companies entering this market and is substantially smaller than any of the competing companies mentioned above. NetFone hopes to market to recent ethnic communities that are heavy international callers. NetFone is also hoping to position itself to enable the small and medium-sized service provider (ISPs and calling card companies) to offer VOIP to their customer base.

Based upon our review of the market and our competitors, we believe that NetFone provides the largest free calling area in Canada at the lowest price point in the market.

VOIP Platform

Our Voice over IP services conform to the Session Initiation Protocol (SIP) which is currently the dominant VOIP standard. Our platform is composed of SIP-Proxy servers, Media Servers, Pre-paid Servers, PSTN Gateways and Web, Database and Billing Servers.

SIP Proxy Servers: We deploy SIP proxies that are responsible for authorizing customer’s devices and routing calls according to a pre-determined call plan. These SIP Proxies are software that are deployed on computer servers in a redundant configuration.

Media Servers: This is where much of the media processing (such as voicemail, IVR, compression, decompression and conference voice processing) occurs. We currently use software-based media servers.

Pre-paid Servers: Pre-paid servers are software that is similar to pre-paid calling cards. They allow long distance calls to go through only if the customer have a positive balance. If the customer balance becomes negative, the customer is denied the ability to make long distance calls and is prompted to visit their web portal to add more credit (via credit card). We intend to deploy prepaid servers that will enable us to move our residential subscribers to the above-described pre-paid model.

PSTN Gateways: Provide the interface between our voice over IP network and the public switched telephone network. They are geographically distributed to provide local Dial-tone.

Web, Database and Billing Servers: These are industry-standard servers running on Unix-based (open source) operating system.

Marketing

Our marketing efforts will be directed toward executing our strategy of building a network of complementary strategic partnerships with service providers (Internet Service Providers, resellers, Application Service Providers, etc...) that will drive adoption of our VOIP services by customers. We intend to develop strong alliances with key organizations to maximize market proliferation and market share. This strategy will build revenues, establish the NetFone brand and establish lasting channels partnerships creating a definite barrier to entry for other competitors. We will support direct sales efforts, and partnership programs, with strategically targeted advertising. Our marketing efforts are currently in the preliminary planning stages.

NetFone marketing will target two audiences. They are:

•

The service providers who will offer the services to their end-users. We will emphasize how our products and services can add value and increase revenue for the service provider with minimal risk and capital. It will hopefully establish NetFone as the brand name for Voice ASPs and associate NetFone with reliability, innovation and profitability.

•

The end-user of our services that will be purchasing them: (1) through the service providers (The goal of marketing is to make “Powered by NetFone” a desirable and sought-after band name), or (2) the NetFone service directly through our web site or through our sales channel.

NetFone intends to eventually utilize a variety marketing tools. These may include:

Internet Marketing such as news forums, web seminars, search engine promotion, email campaigns, web advertising, e-newsletters, Online PR and press releases.

Advertising in key publications targeting ISPs, ASPs and vertical markets’ publications.

Traditional Marketing Collateral: such as brochures, product descriptions, power point (and other forms) presentations, etc...

White Papers: NetFone intends to produce white papers about the market in general, about the company’s products and the advantage of the hosted solution. Different white papers will be targeted to different audiences (technical, marketing, bottom-line financials, different market segments, ...).

Article submissions into trade journals: This will hopefully establish the company as VOIP subject experts.

Subject-expert speakers at events such as conferences, trade shows, etc...

Coverage in the media: We will endeavor to get media coverage by associating with projects that positively affects people lives. This may include donating our service to select charitable organizations, providing newcomers with free service for the first month, or sponsoring other charitable endeavours which provide exposure to potential customers.

Branding: While it is difficult for a start up company to establish a consumer brand name, netFone realizes the critical importance of making “Powered By NetFone” a symbol of quality in the market place. We will insure wherever possible that this critical “branding experience” will appear on all of our products and web pages.

Direct marketing: Distribution of advertisement by mail or through newspaper can be effective in creating awareness of our service.

Conferences: Attending conferences for the various industry segments (IT, telephony service providers, reseller, etc...) is important.

Community events: Being involved in community events is a low-cost mean of getting visibility. For example, communities and organizations are always seeking prizes for raffles they use to raise funding. Providing a prize for six month free service is a low cost approach for us to get visibility.

Sales

NetFone intends to utilize a variety of direct and indirect channels and direct sales. We also hope to establish an oversea sales channel. North American (US and Canada) numbers are desirable for many oversea individuals who have relatives and friends in North America, and companies who may conduct business in North America. Whenever possible, we intend to negotiate distribution agreement with one or more entities in select countries to market our services. We do not currently have any specific arrangements in any particular countries.

Indirect Channels (Service Providers)

Indirect channels include service providers such as Internet Service Providers, vertical Application Service Providers (vertical ASP’s focus on a narrow market segment), Horizontal Application Service Providers (horizontal ASPs market their application to a wider audience or to the general public) or web portals (these are web sites with significant content and visitors).

Indirect Channel service will market our VOIP services to their customer base under their own brand name. They will bill and support their end users. Indirect channel providers will acquire the VOIP services from NetFone on a wholesale basis.

Direct Sales/Distribution Channels

We intend to sell through a direct distribution channel such a Value-Added Resellers (VAR). The primary VAR types that will be targeted are:

•	Communications VARs that handle the communication needs for businesses.
•	IT VARs that handle the IT requirements of businesses.

Distribution channels will directly market NetFone’s branded, VOIP services and will receive compensation by way of a commission for their sales.

Direct Sales

We will sell directly to end-users. Our web site will be the primary mean with which customers will subscribe to our service. The website and sign-up interface are available at www.netfone.ca and they are continuously improved.

Employees

As of May 1, 2005, we employed 1 person who is engaged in the deployment of the VOIP platform, the evaluation of new products and provide support to customers. We are not subject to any collective bargaining agreements and we consider relations with our employee to be excellent.

Research and Development

We did not spend and specific funds on research and development activities during the period ending March 31, 2005, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

Plan of Operation

From the date of our incorporation on June 8, 2004 to now, we have been a start up company that has not generated any revenues. We anticipate that we may generate revenue from operations by April 2005.

Our operating expenses are classified primarily into three categories:

•

professional fees, which consists primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during the period from incorporation on June 8, 2004 to March 31, 2005 was $37,280, and for the six-month period ended March 31, 2005 was $30,130;

•

management/consulting fees, which consist primarily of fees paid by us to Rafeh Hulays, our President and director and TY International, for managing and organizing the company. TY International is a consulting company owned by Talal Yassin, one of our shareholders. TY International provided us business plan consulting and development, strategy, marketing, structuring and help with financing. The amount incurred by our company during the period from incorporation on June 8, 2004 to March 31, 2005 was $40,519, of which $26,321 was paid to Mr. Hulays and $19,549 was paid to TY International; and the amount incurred for the six-month period ended March 31, 2005 was $20,655, of which $17,988 was paid to Mr. Hulays; and

•

operating expenses, which consist primarily of the expenses incurred for rent and other administrative expenses. The amount incurred by our company during the period from on June 8, 2004 to March 31, 2005 was $3,883 and for the six-month period ended March 31, 2005 was $2,694.

On a going-forward basis, we anticipate that our annual legal and accounting/audit expenses as a result of “going public” will be approximately $20,000 annually, which will primarily consist of the costs associated with our continuous disclosure and financial reporting obligations.

We intend to continue the development of our business. Our personnel are continuously evaluating new opportunities that become available to better our product offering. This includes:

•	Improvement of our current products for ease of use and further functionality;
•	Evaluating Internet, managed IP network and Public Switched Telephone network providers to extend our services, better their quality and reduce their cost;
•	Evaluating terminal devices, network equipment and application servers that will improve the performance of our service and maintain our competitiveness.

As noted below, we anticipate we will require up to $200,000 for the 12 months ending March 31, 2006 to fund our obligations in respect of our product development and for our ongoing operational expenses.

Development and Deployment Plan

Over the next twelve months, we will be continuously developing and improving our products. Over the next twelve months, we will:

-	The automation of our backend processes such as provisioning, billing and support;
-	Deploy our pre-paid platform and integrate it within our back-end processes;
-	The development of software to enable our service providers to securely access and provide our voice over IP systems.

Marketing and Sales Plan

Over the next 12 months, we will be developing a sale agent teams that will hopefully drive both direct and indirect sales. Eventually, sales agents will be managed by regional sale managers. All sale managers and sale agents will be commission-based independent contractors.

Personnel plan

We do not currently plan to add more personnel to our company. As the number of our subscribers increase, we will consider outsourcing customer support or hiring additional personnel.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

On August 31, 2004, we issued 4,000,000 units to 33 investors (the selling stockholders listed herein), at a price of $0.05 per unit, each unit being comprised of one share of our common stock and two share purchase warrants. Each Series A share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.10 per share for a period of one year from August 31, 2004 and each Series B share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.20 per share for a period of one year from August 31, 2004. The investors are all resident in the Province of British Columbia, Canada.

At March 31, 2005, there was a working capital surplus of $43,408.

At March 31, 2005, our total assets were $104,530 which consisted primarily of cash of $46,584.

At March 31, 2005, our total current liabilities were $30,833.

We posted losses of $129,703 for the period from incorporation on June 8, 2004 to March 31, 2005 and $100,037 for the six-month period ended March 31, 2005. The principal components of the losses for the period from incorporation on June 8, 2004 to March 31, 2005 and the six-month period ended March 31, 2005 were consulting fees, accounting fees, legal fees and salaries.

Operating expenses for the period from incorporation on June 8, 2004 to March 31, 2005 and the six-month period ended March 31, 2005 were $115,885 and $81,219 respectively.

At March 31, 2005, we had cash on hand of $46,584.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our VOIP products and services throughout the period ending March 31, 2006.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the successful and sufficient market acceptance of new VOIP products and services, the continuing successful promotion of our VOIP products and services, obtaining additional financing, and finally, maintaining a break even or profitable level of operations. The issuance of additional equity securities by us will result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have incurred operating losses since inception, and this will continue into the year ending September 30, 2005. As we had cash on hand of $46,584 as at March 31, 2005, management projects that we may require an additional $125,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending March 31, 2006, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2006
Offering Costs	$24,000
Operating expenditures	Minimum - Maximum
Marketing & Sales	$24,000 - $42,000
General and Administrative	$30,000 - $42,000
Product development and deployment	$60,000 - $72,000
Working capital	$18,000 - $42,000
Total (including Offering Costs)	$156,000 - $222,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from incorporation on June 8, 2004 to September 30, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to obtain further funds as may be required for our continued operations. If required, we will pursue various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to September 30, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through March 31, 2005 have incurred losses of $133,288 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials. However, given the early stages of our development and the fact that we have not generated any revenues from operations, none of the following policies have a material impact on any of our estimates and assumptions on our financial condition or operating performance.

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our wholly-owned Canadian subsidiary NetFone Services Inc. (“NSI”). We incorporated NSI on June 30, 2004. All inter-company transactions have been eliminated.

Development Stage Company

We comply with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for our characterization as development stage.

Government Assistance

We receive government assistance in respect to the employment of our sole employee. The amount of the assistance is credited to wage expense and is recognized as a receivable when the related wage expense is incurred.

Capital Assets and Amortization

Capital assets consists of computer equipment and software and are recorded at cost. Amortization is provided using the straight-line method over three years, the estimated useful life of the asset.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Basic Loss Per Share

We report basic loss per share in accordance with FAS No. 128 “Earnings per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Fair Value of Financial Instruments

The carrying value of our financial instruments consisting of cash and accounts payable and accrued liabilities approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Loss

We have adopted FAS No. 130 “Reporting Comprehensive Income”. Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks associated with our business

The fact that we have not earned any revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. We had cash in the amount of $46,584 as of March 31, 2005. We estimate our average monthly operating expenses to be approximately $12,000 each month. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our financial statements for the period from incorporation on June 8, 2004 to September 30, 2004.

We have been unable to fund our operations with internally generated funds because our business has not generated any revenue. Without additional financing, we will need to generate funds internally to fund our operations during the fiscal year ending September 30, 2005 or we will be unable to continue our operations and business.

As of March 31, 2005, we had cash in the amount of $46,584. We currently do not have any operations which generate any income or cash flow. We have not generated any revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $156,000 to $222,000 for the 12 month period ending March 31, 2006). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2005, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

We have not generated any revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated any revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending March 31, 2006 in the approximate amount of $125,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

The loss of Rafeh Hulays may affect our ability to raise additional capital.

Our President, Secretary and Treasurer, Rafeh Hulays, was instrumental in the development of our business and the development of our fund raising strategy and locating the sources of our capital. Our ability to raise additional capital depends upon the continued service and performance of Mr. Hulays.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors, in the aggregate, beneficially own 67% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we have two directors, deadlocks may occur in our board’s decision-making process, which may delay or prevent critical decisions from being made.

Given that we have an even number of directors, deadlocks may occur when such directors disagree on a particular decision or course of action. Our Articles and by-laws do not contain any mechanisms for resolving any potential deadlocks. While our directors are under a duty to act in the best interest of our company, any deadlocks may impede the further development of our business in that such deadlocks may delay or prevent critical decisions regarding our development.

The VOIP telephony market is subject to rapid technological change and we depend on new product introduction in order to maintain and grow our business.

VOIP telephony is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, and sell new and enhanced VOIP telephony services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

•	the identification of market demand for new products and services;
•	the scalability of our deployed VOIP telephony platforms;
•	product and feature selection;
•	timely implementation of product and service offering;
•	service performance;
•	cost-effectiveness of service; and;
•	success of promotional efforts.

We currently deploy VOIP software (SIP Proxy and Media Servers – server software used to run a VOIP network) and hardware (PSTN Gateways that translate between VOIP calls and traditional telephony) from vendors which we will use to serve telephony applications to our customers. Should these vendors fail or stop adding features to their platform, our ability to effectively compete will be affected.

Additionally, we may also be required to collaborate with third parties to deploy services and may not be able to do so on a timely and cost-effective basis, if at all. We have in the past experienced delays in the deployment of our services and such delays will likely occur in the future. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced services in a timely manner, if such new or enhanced services do not achieve sufficient market acceptance, or if such new services introductions decrease demand for existing services, our operating results would decline and our business would not grow.

Decreasing telecommunications rates may diminish or eliminate our competitive pricing advantage.

Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our services. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate that rates will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. In addition, our ability to market our services to other service providers depends upon the existence of spreads between the rates offered by us and the rates offered by traditional telecommunications carriers, as well as a spread between the retail and wholesale rates charged by the carriers from which we obtain wholesale services. Continued rate decreases will require us to lower our rates to remain competitive and will reduce or possibly eliminate our gross profit from our services. If telecommunications rates continue to decline, we may lose users for our services.

We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share. Also intense competition in the markets in which we compete could prevent us from increasing or sustaining our revenue and prevent us from achieving profitability.

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products. These competitors include traditional telephone service providers, such as Telus and Bell and cable television companies, such as Shaw and Rogers. They also include VOIP competitors such as Vonage and Primus Canada. Competition could decrease our prices, reduce our sales, lower our gross profits and/or decrease our market share.

Our competitors, such as local exchange carriers and cable television providers, may be able to bundle services and products that we do not offer together with long distance or VOIP telephony services. These services could include wireless communications, voice and data services, Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of services offerings at a single attractive price. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

Our success depends on third parties in our distribution channels.

We intend to sell our products direct to consumers and through resellers, and will be focusing efforts on our distribution channels. Our future revenue growth will depend in large part on sales of our products through reseller and other distribution relationships. We may not be successful in developing distribution relationships. Entities that distribute our products may compete with us. In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop distribution channels, the loss of a distribution relationship or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our VOIP products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers (specifically Rafeh Hulays), key employees, (we currently have one employee, Jan Forcier) and contractors could delay the development and introduction of, and negatively impact our ability to sell our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees. We currently have one full time staff and several contractors including the president of the company Rafeh Hulays. We have a consulting agreement with our president, Rafeh Hulays, which is terminable at the will of either party. The agreement is non-exclusive and, as a result, Mr. Hulays may provide consulting services to other companies, on the condition that such services do not conflict with the terms of our consulting agreement. Should Mr. Hulays provide consulting services to another company, this would detract from the attention paid to our operations and as a result would slow our product development and marketing efforts.

We rely on third-party companies products for our VOIP service. These include the application servers and the terminal adapter located at the customer’s location. Any delay, interruption or financial difficulties by these vendors would result in delayed or reduced shipments to our customers and may harm our business.

We do not have long-term purchase agreements with any of our suppliers. There can be no assurance that our suppliers will be able to or willing to reliably deliver products, in volumes, on a cost-effective basis or in a timely manner. For our VOIP terminal adaptors that are used with our service, we rely on the availability of these devices from the vendors. For our application server software and services, we rely on vendors whose financial stability or commitment to the service is unknown to us.

We rely on subcontractors for the programming and maintenance of critical elements of our products and services. This includes the web-based service sign-up interface, integrating the billing process and the basic maintenance and backup of our servers.

We rely on subcontractors for the design of our web portal (www.netfone.ca), customer sign-up interface, the customization of the user interface and the development of billing modules (credit card transaction modules). While we perform most of the server maintenance internally, we rely on subcontractors for tasks such as firewall protection, application of security patches and regular backup of our servers’ data.

Since we do not have long term contract with these subcontractors with penalty clauses for non-delivery, there is no assurance that they will continue to reliably deliver the above services. Should a subcontractor cease to provide their services to us, our operations will be terminated until such time as we can locate and retain a replacement subcontractor.

We rely on third party network service providers to originate and terminate substantially all of our public switched telephone network calls.

Our service depends on the availability of third party network service providers that provide telephone numbers and public switched telephone network (PSTN) call termination and origination services for our customers. These network service providers supply us with digital telephone lines and numbers that interface to our VOIP network through Netfone’s owned gateways. Many of these network service providers have been affected by the downturn in the telecommunications industry and may be forced to terminate the services that we will depend on. The time to interface our technology to another network service provider, if available, and the time to transfer our customer’s numbers to the new carrier (if at all possible may take up to two months) would impair our operations and ability to generate revenue.

There can be no assurance that any service provider will be able or willing to supply services to us in the future or that we will be successful in signing up alternative or additional providers.

If our products and services do not interoperate with our customers' networks and back-end processes (such as billing software, customer support software, monitoring software), orders for our products and services will be delayed or cancelled, which could harm our business.

Many of the potential wholesale customers for our service may request that our products and services be designed to interoperate with their existing networks and back-end processes, each of which may have different specifications and use multiple standards. Our customers' networks and back-end processes may contain multiple generations of products from different vendors that have been added over time. Our products and services must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our products and services to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products and services do not interoperate with existing equipment or software in our customers' networks, installations could be delayed, or orders for our products and services could be cancelled.

We may have difficulty identifying the source of the problem when there is a problem in a network.

Our service must successfully integrate with products from other vendors, such as gateways to traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our service or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses.

If we do not develop and maintain successful partnerships for VOIP telephony products, we may not be able to successfully market our solutions.

We are entering into new market areas and our success is partly dependent on our ability to forge new marketing and engineering partnerships. VOIP telephony communication systems are extremely complex and few, if any, companies possess all the required technology components needed to build a complete end to end solution. We will likely need to enter into partnerships to augment our capabilities and to assist us in marketing complete solutions to our targeted customers. We may not be able to develop such partnerships in the course of our product development due to our products not being compatible or our competitors developing such partnerships before we are able to. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business as a result of any potential conflicts, differing strategies or other difficulties with such partners. In addition, such partnerships may require minimum financial commitments on our parts that we may not be able to meet.

The failure of IP networks to meet the reliability and quality standards required for voice and video communications could render our products obsolete.

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks, such as LANs, WANs, and the internet, or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, may not be suitable for telephony unless such networks and technologies can provide reliability and quality consistent with these standards. IP networks do not currently have the same reliability as Circuit-switched telephony networks and may never do so in the foreseeable future. This is especially true for the public internet which is used by our subscribers to connect to our service. The public internet suffers from problems associated with traffic congestion and uneven performance.

Future legislation or regulation of the internet and/or voice and video over IP services could restrict our business, prevent us from offering service or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, imposing regulations and requirements related to the handling of emergency 911 services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

The effects of federal or provincial regulatory actions could have a material adverse effect on our business, financial condition and operating results.

We currently do not offer 911 in any form. We plan to offer a form of 911 service. However the form, shape and timelines for this service are unclear at this point. We may never offer 911 or 911-like service. Government legislation may impose requirements to deliver 911 services to our subscribers with performance criteria that we may be able to meet as it may require capital expenditures we are not financially able to make.

We may lose customers if we experience system failures that significantly disrupt the availability and quality of the services that we provide.

The operation of our service will depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because our services may be critical to the businesses of our customers, any significant interruption in service could result in lost profits or other loss to our customers. Although we will attempt to disclaim liability in our service agreements, a court might not enforce a limitation on liability, which could expose us to financial loss. In addition, we may provide our customers with guaranteed service level commitments. If we are unable to meet these guaranteed service level commitments as a result of service interruptions, we may be obligated to provide credits, generally in the form of free service for a short period of time, to our customers, which could negatively affect our revenues.

Consumer access to our websites will directly affect our ability to sign new subscribers and the account management services we offer and thus affects our service revenues. We will experience occasional system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders or providing services to consumers, which may reduce our service revenues and the attractiveness of our products and services. If we are unable to continually add additional software and hardware and upgrade our systems and network infrastructure in an effective manner, it could cause service interruption and adversely affect our ability to deliver the service.

The failure of any equipment or facility on our network, or those of our partners or customers, could result in the interruption of customer service until necessary repairs are made or replacement equipment is installed. Network failures, delays and errors could also result from natural disasters, terrorist acts, power losses, security breaches and computer viruses. These failures, faults or errors could cause delays, service interruptions, expose us to customer liability or require expensive modifications.

Our success will depend on our ability to handle a large number of simultaneous calls, which our network may not be able to accommodate.

We expect the volume of simultaneous calls to increase significantly as the subscriber base grows. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation would be harmed and we could lose customers.

Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide IP voice services.

While we do not know of any technologies that are patented by others that we believe are necessary for us to provide our services, certain necessary technology may in fact be patented by other parties either now or in the future. If such technology were held under patent by another person, we would have to negotiate a license for the use of that certain technology. We may not be able to negotiate such a license at a price that is acceptable. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using such technology and offering products and services incorporating such technology.

If we discover product defects, we may have product-related liabilities which may cause us to lose revenues or delay market acceptance of our products.

Products and services as complex as those we will offer frequently contain errors, defects, and functional limitations when first introduced or as new versions are released. We have in the past experienced such errors, defects or functional limitations. We will sell products and services into markets that are extremely demanding of robust, reliable, fully functional products and services. Therefore, delivery of products and services with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of such products and services, which could damage our credibility with our customers and adversely affect our ability to retain our existing customers and to attract new customers. Moreover, such errors, defects or functional limitations could cause problems, interruptions, delays or a cessation of sales to our customers. Alleviating such problems may require significant expenditures of capital and resources by us. Despite our testing, our suppliers or our customers may find errors, defects or functional limitations in new products and services after commencement of commercial production. This could result in additional development costs, loss of, or delays in, market acceptance, diversion of technical and other resources from our other development efforts, product repair or replacement costs, claims by our customers or others against us, or the loss of credibility with prospective customers.

Risks associated with our common stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are in discussions with a market maker to file a Form 15c-211. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. When our registration statement was declared effective, the selling stockholders had the ability to sell up to 33% of the issued and outstanding shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale when and if a market develops for our common stock, which would have the effect of decreasing the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock, which may result in the loss of some or all of an investment in our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NADSD’s sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other risks

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States, specifically Canada, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Similar difficulties will exist for enforcements of judgments against our Canadian operating subsidiary that we utilize, or any effort to attach the assets of such subsidiary, to the extent that such assets are located outside of the United States.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

(3)	Articles of Incorporation and Bylaws

3.1            Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed December 1, 2004).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed December 1, 2004).

(10)	Material Contracts

10.1          Consulting Agreement dated July 1, 2004 between Rafeh Hulays and Netfone Services Inc. (incorporated by reference from our Registration Statement on Form SB-2, filed on December 1, 2004).

10.2          Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on December 1, 2004).

(21)	Subsidiaries

Netfone Services, Inc.

(31)	Section 302 Certifications
31.1	Certification of Rafeh Hulays
(32)	Section 906 Certification
32.1	Certification of Rafeh Hulays

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFONE, INC.

By: /s/ Rafeh Hulays

Rafeh Hulays, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

By: /s/ Walid Salem

Walid Salem, Director

Date: May 17, 2005