Form 10QSB
period 2005-06-30
NETFONE INC
filed 2005-08-15
CIK 1307345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 333-20895
NETFONE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0438201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1108-1030 West Georgia Street Vancouver, BC V6E 2Y3
(Address of principal executive offices)

604.676.3410
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

12,000,000 common shares issued and outstanding as at August 1, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

NETFONE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

(Stated in US Dollars)

NETFONE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

June 30, 2005 and September 30, 2004

(Unaudited)

(Stated in US Dollars)

ASSETS
	June 30		September 30
	2005		2004
Current
Cash	$19,402		$155,199
Amounts receivable	6,290		2,603
Inventory	10,992		-
Prepaid expenses	3,712		-
Stock subscription receivable	-		7,200

	40,396		165,002

Letter of credit – Note 3	12,239		-
Capital assets	17,138		19,823

	$69,773		$184,825

	LIABILITIES
	Current
	Accounts payable and accrued liabilities – Note 5	$36,638	$12,045
	Unearned revenue	1,224	-

		37,862	12,045

	STOCKHOLDERS’ EQUITY
	Common stock – Note 4
	Authorized:
	100,000,000 shares with a par value of $0.001 per share
	Issued:
	12,000,000 shares	12,000	12,000

Additional paid-in capital	196,000		196,000
Accumulated other comprehensive income (loss)	182		(555)
Deficit accumulated during the development stage	(176,271)		(34,665)

	31,911		172,780

	$69,773		$184,825

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended June 30, 2005, and

for the period June 8, 2004 (Date of Incorporation) to June 30, 2005

(Unaudited)

(Stated in US Dollars)

	Three months ended June 30,	Nine months ended June 30,	June 8, 2004 (Date of Incorporation) to June 30,
	2005	2005	2005
Revenue
Net sales revenue	$9,541	$24,269	$24,269
Less cost of goods sold	17,810	54,941	54,941
Net operating profit (loss)	(8,269)	(30,672)	(30,672)

Expenses
Accounting and audit fees	5,008	13,180	17,280
Amortization	2,550	5,487	7,094
Bank charges and interest	950	2,024	2,110
Consulting – Note 5	9,769	30,424	50,288
Filing fees and incorporation costs	(10)	1,224	2,657
Foreign exchange	(39)	1,061	1,061
Legal fees	3,964	25,922	28,972
Office	2,351	5,045	6,234
Travel and promotion	2,794	6,645	7,270
Salaries and benefits	8,566	26,110	28,821
Total expenses	35,903	117,122	151,787
Loss before other	(44,172)	(147,794)	(182,459)
Other
Government grants, interest and other income	2,603	6,188	6,188
Net loss for the period	(41,659)	(141,606)	(176,271)
Foreign currency translation adjustment	(217)	737	182
Comprehensive loss for the period	$(41,786)	$(140,869)	$(176,089)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average number of shares outstanding	12,000,000	12,000,000

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2005 and

for the period June 8, 2004 (Date of Incorporation) to June 30, 2005

(Unaudited)

(Stated in US Dollars)

	Six months ended June 30,	June 8, 2004 (Date of Incorporation) to June 30,
	2005	2005
Operating Activities
Net loss for the period	$(141,606)	$(176,271)
Add items not affecting cash
Amortization	5,487	7,094
Foreign currency adjustments	737	182
Changes in non-cash working capital balance related to operations
Amounts receivable	(3,586)	(6,189)
Stock subscription receivable	7,200	7,200
Inventory	(10,931)	(10,931)
Prepaid expenses	(3,692)	(3,692)
Accounts payable and accrued	24,196	36,241
Unearned revenues	1,217	1,217
	(120,978)	(145,149)
Financing Activity
Proceeds of common stock issuances	-	200,800

Investing Activity
Acquisition of capital assets	(1,642)	(23,072)
Letter of credit	(11,883)	(11,883)
	(13,525)	(34,955)
Effect on foreign currency translation	(1,294)	(1,294)
Increase (decrease) in cash for period	(135,797)	19,402
Cash, beginning of the period	155,199	-
Cash, end of the period	$19,402	$19,402

Supplementary Disclosure of Cash Flow Information – Note 6

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period June 8, 2004 (Date of Incorporation) to June 30, 2005

(Unaudited)

(Stated in US Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Par Value	Capital	Income (Loss)	Stage	Total

Balance, June 8, 2004 (Date of Incorporation)	-	$-	$-	$-	$-	$-
Issued for cash:
Common stock – at $0.001	8,000,000	8,000	-	-	-	8,000
Common stock – at $0.05	4,000,000	4,000	196,000	-	-	200,000
Net loss for the period	-	-	-	-	(34,665)	(34,665)
Foreign currency translation
adjustment	-	-	-	(555)	-	(555)

Balance, September 30, 2004	12,000,000	12,000	196,000	(555)	(34,665)	172,780
Net loss for the six month period	-	-	-	-	(141,606)	(141,606)
Foreign currency translation adjustment	-	-	-	737	-	737

Balance, June 30, 2005	12,000,000	$12,000	$196,000	$182	$(176,271)	$31,911

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

The Company was incorporated in the State of Nevada, United States of America on June 8, 2004.

The interim financial statements have been prepared using the generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As of June 30, 2005, the Company has not yet attained profitable and has accumulated losses of $176,271 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the near future and/or obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans form the directors of the Company. There are no current arrangements in place for equity funding on short-term loans.

Note 3	Letter of credit

During the nine month period ended June 30, 2005, the Company obtained the use of an on-line credit card service. Pursuant to this service agreement, the Company was required to provide a letter of credit of $12,239 (CDN$15,000).

Note 4	Capital Stock

Commitments

Share purchase warrants:

At June 30, 2005 the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number	Type	Exercise Price	Expiry Date

4,000,000	Series “A”	$ 0.10	August 31, 2005
4,000,000	Series “B”	$ 0.20	August 31, 2005

8,000,000

Note 5	Related Party Transactions

The Company was charged the following expenses by the President of the Company:

	Three months ended June 30,	Nine months ended June 30,	June 8, 2004 (Date of Incorporation) to June 30,
	2005	2005	2005
Consulting fees	$8,784	$26,772	$35,105

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable and accrued liabilities is $28,766 (September 30, 2004: $613) owing to the President of the Company.

Note 6	Supplementary Disclosure of Cash Flow Information

Cash paid for:
Interest	$-	$-

Income Taxes	$-	$-

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Netfone” means Netfone, Inc. and our wholly owned subsidiary, Netfone Services, Inc., unless otherwise indicated.

General

We are in the business of acting as an internet protocol voice application service provider. We were incorporated in the State of Nevada on June 8, 2004. From inception of our business on June 8, 2004, we were engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications.

The address of our principal executive office is Suite 1108 – 1030 West Georgia Street, Vancouver, BC, Canada, V6E 2Y3. Our telephone number is 604-676-3410.

We have one subsidiary, Netfone Services, Inc., a Canadian corporation incorporated on June 30, 2004.

Our Current Business

We intend to offer our NetFone broadband voice over internet protocol (VoIP) in select markets in Canada. We may decide at a later point to enter into the U.S. market. Such an expansion would depend on the availability of financing and on market conditions. The NetFone voice communications service will enable broadband internet users to add digital voice communications services to their high-speed internet connection. Customers can choose a phone number from any of the rate centers offered by the service, and then use a NetFone-supplied terminal adapter to connect any telephone to a broadband internet connection and make or receive calls from a regular telephone number. All NetFone telephone accounts will come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, and web access to account controls. NetFone customers will be able to place calls to, and receive calls from, traditional telephone networks. NetFone customers may also place calls to each other for free. We will seek to interconnect with other VoIP players to establish a large free calling area for our subscribers. We are not in any discussions at the moment with any other service providers.

Business service will ideally have more features that meets the needs of businesses such as hunt groups, which, if a line is busy, a call hunts to the next available line; auto-attendant, where an automated receptionist welcomes a caller to a company and asks the caller to choose the desired extension; and multi-party conferencing, which provides the ability for a customer to set up multiple parties on a phone conference.

The service will be designed to have the look and feel of a regular telephone service. A caller will be assigned a regular telephone number and will be able to initiate and terminate calls through any broadband IP network. One such network is the Asymmetric Digital Subscriber Line (ADSL), a new technology that allows more data to be sent over existing copper telephone lines. ADSL requires a special modem, cable or Local Area Network (LAN), which is used to connect multiple computers together in a confined area. Most LANs are confined to a single office, a building or group of buildings, fiber or any other broadband internet connection.

The service will work with any Session Initiation Protocol (SIP), which is a signaling protocol for internet conferencing, telephony, presence, events notification and instant messaging, IP phone, or gateway. Multiple voice or fax lines could be provisioned through the same connection.

The customer may sign up for our service through an easy-to-use web interface at www.netfone.ca. The residential service is currently available on a limited basis until the end of January, 2005. At that point, we expect that our processes, which includes billing, provisioning and support, will be automated to the degree we are able to support a large customer base. We will provide the service to the top 24 cities in Canada.

We anticipate that our business service will be available initially in Vancouver, British Columbia, Canada in April 2005 and will be rolled gradually to other markets in Canada.

For the residential service, we expect to use, primarily, our inhouse VoIP system purchased from SNOM (www.snom.com). For more advanced residential users, we will use a VoIP system developed by Broadsoft (www.broadsoft.com) and hosted by Xiptel (www.xiptel.com).

For the business service, we expect to use, primarily, the VoIP system developed by Broadsoft. Our in-house system will allow us to continue to provide service to our customers in any unforeseen circumstances such as the discontinuance of Xiptel service due to bankruptcies, disputes, etc.

Customers will have the option to either rent a terminal adapter on a monthly basis or purchase one from NetFone. NetFone currently uses Grandstream (www.grandstream.com) and Linksys (www.linksys.com) terminal adapters. We purchase devices directly from Grandstream and Linksys devices through Ingram Micro (www.ingram.com). NetFone’s terminal adapter charges cover the cost of the device, the programming of the device and shipping cost. NetFone rental fee, which is in addition to the service fee, recovers the cost of the terminal adapter in 1 1/2 years.

We anticipate that approximately 25% of our total revenues will be derived from the sale and rental of the terminal adapters.

Pricing Structure

NetFone will charge customers:

•	A basic monthly fee as follows that include unlimited free calling in a NetFone defined free calling area:
	o	Basic residential service of CDN$12.95 per month per line;
	o	Advanced residential service of CDN$14.95 Canadian per month per line; and
	o	Business service of CDN$24.95 dollars per month per line.

Currently this free calling area will cover the largest 24 cities in Canada.

•

Additional fees for calls outside this free calling area and billed on a per minute basis. Currently, the rate is CDN$0.025 per minute in the United States and Canada. International rates are published on our website.

•	For the purchase or rental of the terminal adapter.

Industry Background

VoIP is a technology that enables voice communications over the internet through the compression of voice into data packets that can be efficiently transmitted over data networks and then converted back into voice at the other end. Data networks, such as the internet or LANs, have always utilized packet-switched technology to transmit information between two communicating terminals. For example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer. The most common protocol used for communicating on these packet switched networks is internet protocol, or IP. VoIP allows for the transmission of voice along with other data over these same packet switched networks, and provides an alternative to traditional telephone networks, which use a fixed electrical path to carry voice signals through a series of switches to a destination. Because of the compression of voice, VoIP calls occupy substantially less bandwidth space than traditional telephone calls which enable the service providers to more efficiently use their infrastructure of fiber and copper lines. This and the ability of both internet data and voice to share the same infrastructure translate into cost savings.

As a result of the potential cost savings and added features of VoIP, we believe that consumers, enterprises, traditional telecommunication service providers and cable television providers are viewing VoIP as the future of telecommunications, as discussed in Frost & Sullivan’s report titled “North America Residential VoIP market: Everybody’s Talkin’ at Me,” 2004. IP Centrex, a business phone service delivered by a phone company, is an equivalent service provided over internet protocol, also referred to as Business Service. This service is expected to exceed 1.7 million lines by 2007 (Frost & Sullivan: “Are you ready for VoIP? How to realize cost savings and improve productivity with VoIP” by Elka Popova, 2004).

The traditional telephone networks maintained by many local and long distance telephone companies were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these traditional telephone networks are very reliable for voice communications, these networks are not well suited to service the explosive growth of digital communication applications for the following reasons:

•	are expensive to build because each subscriber’s telephone must be individually connected to the central office switch, which is usually several miles away from a typical subscriber’s location;
•	transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content;
•	use dedicated circuits for each telephone call, which allot fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted; and
•	may experience difficulty in providing new or differentiated services or functions, such as video communications, that the network was not originally designed to accommodate.

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

The exponential growth of the internet in recent years has proven the scalability of these underlying packet switched networks. As broadband connectivity, including cable modem and digital subscriber line (DSL), has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to the end-user. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential.

Competitive Factors

The primary competition comes primarily from several industry participants:

(1)        Incumbent Telephone players - Telus and Bell currently dominate the voice market and we expect them to remain the dominant force for the time being. These companies currently offer traditional telephone service but have announced plans to launch their own VoIP telephony service.

(2)        Cable Companies - We believe that cable internet will be the primary means of delivering VoIP telephony to homes. We believe that both Shaw and Rogers intend to roll out their VoIP service in the near future.

(3)	Alternate Carriers - Primus and Sprint, for example, have introduced VoIP services similar to ours in Canada.

(4)        U.S.-based VoIP players - U.S. companies target the residential markets, such as Vonage (http://www.vonage.com) and 8x8 with their Packet8 offering (http://www.packet8.com). Vonage is already in Canada and Packet8 will likely be introduced to Canada in the near future.

(5)        Canadian-based VoIP players - There are also other VoIP players that are entering the Canadian market. These players vary in their backgrounds, size and financial abilities.

NetFone does not plan to compete with providers of free VoIP services. However, NetFone subscribers will be able to call each other for free and the company plans to interconnect its network with other VoIP providers networks to create a large free calling zone for its subscribers.

It should be noted that NetFone is one of the smaller companies entering this market and is substantially smaller than any of the competing companies mentioned above. NetFone hopes to market to recent ethnic communities that are heavy international callers. NetFone is also hoping to position itself to enable the small and medium-sized service provider internet service providers and calling card companies to offer VoIP to their customer base.

Based upon our review of the market and our competitors, we believe that NetFone provides the largest free calling area in Canada at the lowest price point in the market.

VoIP Platform

Our Voice over IP services conform to SIP which is currently the dominant VoIP standard. Our platform is composed of SIP-proxy servers, media servers, pre-paid servers, PSTN gateways and web, database and billing servers.

(1)        SIP Proxy Servers - We deploy SIP proxies that are responsible for authorizing customer’s devices and routing calls according to a pre-determined call plan. These SIP proxies are software that are deployed on computer servers in a redundant configuration.

(2)        Media Servers - This is where much of the media processing such as voicemail, IVR, compression, decompression and conference voice processing occurs. We currently use software-based media servers.

(3)        Pre-paid Servers - Pre-paid servers are software that is similar to pre-paid calling cards which allow long distance calls to go through only if the customer has a positive balance. If the customer balance becomes negative, the customer is denied the ability to make long distance calls and is prompted to visit their web portal to add more credit, via credit card. We intend to deploy prepaid servers that will enable us to move our residential subscribers to the above-described pre-paid model.

(4)        PSTN Gateways - Provide the interface between our voice over IP network and the public switched telephone network. They are geographically distributed to provide local dial-tone.

(5)        Web, Database and Billing Servers - These are industry-standard servers running on the Unix-based (open source) operating system.

Marketing

Our marketing efforts will be directed toward executing our strategy of building a network of complementary strategic partnerships with service providers such as internet service providers, resellers and application service providers, that will drive adoption of our VoIP services by customers. We intend to develop strong alliances with key organizations to maximize market proliferation and market share. This strategy will build revenues, establish the NetFone brand and establish lasting channels partnerships creating a barrier to entry for other competitors. We will support direct sales efforts and partnership programs with strategically targeted advertising. Our marketing efforts are currently in the preliminary planning stages.

NetFone marketing will target two audiences as described below:

•

The service providers who will offer the services to their end-users. We will emphasize how our products and services can add value and increase revenue for the service provider with minimal risk and capital. It will hopefully establish NetFone as the brand name for Voice ASPs and associate NetFone with reliability, innovation and profitability.

•

The end-user of our services that will be purchasing them: (1) through the service providers (The goal of marketing is to make “Powered by NetFone” a desirable and sought-after band name), or (2) the NetFone service directly through our website or through our sales channel.

NetFone intends to eventually utilize a variety of marketing tools, including the following:

(1)        Internet Marketing such as news forums, web seminars, search engine promotion, email campaigns, web advertising, e-newsletters, online public relations and press releases.

(2)	Advertising in key publications targeting ISPs, ASPs and vertical markets’ publications.

(3)        Traditional Marketing Collateral such as brochures, product descriptions, power point and other forms of presentations.

(4)        White Papers which NetFone intends to produce about the market in general, about our products and the advantage of the hosted solution. Different white papers will be targeted to different audiences such as technical, marketing, bottom-line financials and different market segments.

(5)	Article submissions into trade journals which will hopefully establish our company as VoIP subject experts.
(6)	Subject-expert speakers at events such as conferences and trade shows.

(7)        Media coverage which we hope to utilize by associating with projects that positively affect peoples’ lives. We may donate our service to select charitable organizations, provide newcomers with free service for the first month, or sponsor other charitable endeavours which provide exposure to potential customers.

(8)        Branding may be difficult for a start up company to establish a consumer brand name, however, NetFone realizes the critical importance of making “Powered By NetFone” a symbol of quality in the market place. We will insure wherever possible that this critical “branding experience” will appear on all of our products and web pages.

(9)        Direct marketing distribution of advertisement by mail or through newspaper can be effective in creating awareness of our service.

(10)      Attending Conferences offered by various industry segments such as Information Technologies (IT), telephony service providers, reseller, etc. is important.

(11)      Community events is a low-cost means of getting visibility. For example, communities and organizations seek prizes for raffles they use to raise funds. Offering a six-month free service as a prize is a low-cost approach for us to get visibility.

Sales

NetFone intends to utilize a variety of direct and indirect channels and direct sales. We also hope to establish an overseas sales channel. North American (U.S. and Canada) numbers are desirable for many overseas individuals who have relatives and friends in North America, and companies who may conduct business in North America. Whenever possible, we intend to negotiate distribution agreements with one or more entities in select countries to market our services. We do not currently have any specific arrangements in any particular country.

Indirect Channels (Service Providers)

Indirect channels include service providers such as ISPs, vertical Application Service Providers (vertical ASP’s focus on a narrow market segment), Horizontal Application Service Providers (horizontal ASPs market their application to a wider audience or to the general public) or web portals (these are web sites with significant content and visitors).

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

Employees

As of August 1, 2005, we employed 1 person who is engaged in the deployment of the VoIP platform, the evaluation of new products and provide support to customers. We are not subject to any collective bargaining agreements and we consider relations with our employee to be excellent.

Research and Development

We did not spend any specific funds on research and development activities during the period ending June 30, 2005, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

Plan of Operation

From the date of our incorporation on June 8, 2004 to June 30, 2005, we have been a start up company that has generated minimal revenues.

Our operating expenses are classified primarily into the following three categories:

•

professional fees, which consists primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during the period from incorporation on June 8, 2004 to June 30, 2005 was $46,252, and for the nine-month period ended June 30, 2005 was $39,102;

•

management/consulting fees, which consist primarily of fees paid by us to Rafeh Hulays, our president and director and TY International, for managing and organizing our company. TY International is a consulting company owned by Talal Yassin, one of our shareholders. For the quarter ended June 30, 2005, TY International did not provide us with any consulting services. The amount incurred by our company during the period from incorporation on June 8, 2004 to June 30, 2005 was $50,288, of which $35,105 was paid to Mr. Hulays; and

•

operating expenses, which consist primarily of the expenses incurred for rent and other administrative expenses. The amount incurred by our company during the period from on June 8, 2004 to June 30, 2005 was $6,234.

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

We intend to continue the development of our business. Our personnel are continuously evaluating new opportunities that become available to better our product offering. This includes:

•	Improvement of our current products for ease of use and further functionality;
•	Evaluating internet, managed IP network and public switched telephone network providers to extend our services, better their quality and reduce their cost; and
•	Evaluating terminal devices, network equipment and application servers that will improve the performance of our service and maintain our competitiveness.

We anticipate we will require up to $125,000 for the 12 months ending June 30, 2006 to fund our obligations in respect of our product development and for our ongoing operational expenses.

Development and Deployment Plan

Over the next twelve months, we will be continuously developing and improving our products. We will:

•	Automate our backend processes such as provisioning, billing and support;
•	Deploy our pre-paid platform and integrate it within our back-end processes; and

•	Develop of software to enable our service providers to securely access and provide our VoIP systems.

Marketing and Sales Plan

Over the next 12 months, we will develop a sales agent team that will hopefully drive both direct and indirect sales. Eventually, sales agents will be managed by regional sale managers. All sale managers and sales agents will be commission-based independent contractors.

Personnel Plan

We do not currently plan to add more personnel to our company. As the number of our subscribers increase, we will consider outsourcing customer support or hiring additional personnel.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At June 30, 2005, we had working capital of $2,534.

At June 30, 2005, our total assets were $69,773 which consisted primarily of cash of $19,402.

At June 30, 2005, our total current liabilities were $37,862.

For the nine months ended June 30, 2005, we posted losses of $141,606 compared to $176,271 since incorporation. The principal components of the losses for the nine months ended June 30, 2005 were consulting fees, accounting fees, legal fees and salaries.

Operating expenses for the nine months ended June 30, 2005 were $117,122 compared to $151,787 since incorporation.

At June 30, 2005, we had cash on hand of $19,402.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our VoIP products and services throughout the period ending June 30, 2006.

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

We have incurred operating losses since inception, and this will continue into the year ending September 30, 2005. As we had cash on hand of $19,402 as at June 30, 2005, management projects that we may require an additional $125,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending June 30, 2006, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2006

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

We have historically incurred losses, and through June 30, 2005 have incurred losses of $176,271 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials. However, given the early stages of our development and the fact that we have not generated any revenues from operations, none of the following policies have a material impact on any of our estimates and assumptions on our financial condition or operating performance.

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our wholly-owned Canadian subsidiary, NetFone Services Inc. which we incorporated on June 30, 2004. All inter-company transactions have been eliminated.

Development Stage Company

We comply with Financial Accounting Standard Board Statement (FAS) No. 7 and The Securities and Exchange Commission Act Guide 7 for our characterization as development stage.

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

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Under FAS 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Associated With Our Business

The fact that we have not earned any revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. We had cash in the amount of $19,402 as of June 30, 2005. We estimate our average monthly operating expenses to be approximately $10,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our financial statements for the period from incorporation on June 8, 2004 to September 30, 2004.

We have been unable to fund our operations with internally generated funds because our business has not generated any revenue. Without additional financing, we will need to generate funds internally to fund our operations during the fiscal year ending September 30, 2005 or we will be unable to continue our operations and business.

As of June 30, 2005, we had cash in the amount of $19,402. We currently do not have any operations which generate any income or cash flow. We have not generated any revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $156,000 to $222,000 for the 12 month period ending June 30, 2006). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2005, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

We have not generated any revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated any revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending June 30, 2006 in the approximate amount of $125,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

We intend to sell our products directly to consumers and through resellers, and will be focusing efforts on our distribution channels. Our future revenue growth will depend on large part in sales of our products through reseller and other distribution relationships. We may not be successful in developing distribution relationships. Entities that distribute our products may compete with us. In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop distribution channels, the loss of a distribution relationship or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our VoIP products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers (specifically Rafeh Hulays), key employees, (we currently have one employee, Jan Forcier) and contractors could delay the development and introduction of, and negatively impact our ability to sell our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees. We currently have one full time staff and several contractors including the president of the company, Rafeh Hulays. We have a consulting agreement with our president, Rafeh Hulays, which is terminable at the will of either party. The agreement is non-exclusive and, as a result, Mr. Hulays may provide consulting services to other companies, on the condition that such services do not conflict with the terms of our consulting agreement. Should Mr. Hulays provide consulting services to another company, this would detract from the attention paid to our operations and as a result would slow our product development and marketing efforts.

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

Our service depends on the availability of third party network service providers that provide telephone numbers and public switched telephone network (PSTN) call termination and origination services for our customers. These network service providers supply us with digital telephone lines and numbers that interface to our VoIP network through Netfone’s owned gateways. Many of these network service providers have been affected by the downturn in the telecommunications industry and may be forced to terminate the services that we will depend on. The time to interface our technology to another network service provider, if available, and the time to transfer our customer’s numbers to the new carrier, if at all possible may take up to two months, would impair our operations and ability to generate revenue.

There can be no assurance that any service provider will be able or willing to supply services to us in the future or that we will be successful in signing up alternative or additional providers.

If our products and services do not interoperate with our customers’ networks and back-end processes (such as billing software, customer support software, monitoring software), orders for our products and services will be delayed or cancelled, which could harm our business.

Many of the potential wholesale customers for our service may request that our products and services be designed to interoperate with their existing networks and back-end processes, each of which may have different specifications and use multiple standards. Our customers’ networks and back-end processes may contain multiple generations of products from different vendors that have been added over time. Our products and services must interoperate with these products as well as with future products in order to meet our customers’ requirements. In some cases, we may be required to modify our products and services to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our products and services do not interoperate with existing equipment or software in our customers’ networks, installations could be delayed, or orders for our products and services could be cancelled.

We may have difficulty identifying the source of the problem when there is a problem in a network.

Our service must successfully integrate with products from other vendors, such as gateways to traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our service or another vendor’s products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses.

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

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks, such as LANs, [confirm] Wide Area Networks, and the internet, or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, may not be suitable for telephony unless such networks and technologies can provide reliability and quality consistent with these standards. IP networks do not currently have the same reliability as circuit-switched telephony networks and may never do so in the foreseeable future. This is especially true for the public internet which is used by our subscribers to connect to our service. The public internet suffers from problems associated with traffic congestion and uneven performance.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are in discussions with a market maker to file a Form 15c-211. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NADSD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States, specifically Canada, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Similar difficulties will exist for enforcements of judgments against our Canadian operating subsidiary that we utilize, or any effort to attach the assets of such subsidiary, to the extent that such assets are located outside of the United States.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president along with our company’s chief financial officer. Based upon that evaluation, our company’s president along with our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

10.1          Consulting Agreement dated July 1, 2004 between Rafeh Hulays and Netfone Services Inc. (incorporated by reference from our Registration Statement on Form SB-2 filed on December 1, 2004).

10.2          Form of Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2 filed on December 1, 2004).

(21)	Subsidiaries

Netfone Services, Inc., a federal Canadian company.

(31)	Section 302 Certifications
31.1	Section 302 Certification.
(32)	Section 906 Certification

32.1  Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFONE, INC.

By: /s/ Rafeh Hulays

Rafeh Hulays, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: August 15, 2005