Form 10KSB
period 2005-09-30
NETFONE INC
filed 2005-12-29
CIK 1307345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [ ]	to [ ]

Commission file number  333-20895

NETFONE, INC.
(Name of small business issuer in its charter)

Nevada	98-0438201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 918 - 1030 West Georgia Street Vancouver, BC V6E 2Y3	V6E 2Y3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (604) 676-3410

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

State issuer’s revenues for its most recent fiscal year.  $49,309.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

8,000,000 common shares at $0.05(1) per common share = $400,000

(1) Represents the price at which we last issued shares. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

12,000,000 common shares issued and outstanding as of December 28, 2005.

Transitional Small Business Disclosure Format (Check one):                                                                 Yes [ ]   No ☒

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “NetFone” means Netfone, Inc. and our wholly owned subsidiary, Netfone Services, Inc., unless otherwise indicated.

Business Development During Last Three Years

We are in the business of acting as an internet protocol voice application service provider. We were incorporated in the State of Nevada on June 8, 2004. From inception of our business on June 8, 2004, we were engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications.

The address of our principal executive office is Suite 918 – 1030 West Georgia Street, Vancouver, BC, Canada, V6E 2Y3. Our telephone number is 604-676-3410.

We have one subsidiary, Netfone Services, Inc., a Canadian corporation incorporated on June 30, 2004.

Our Current Business

We are engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications. We are primarily focused on the development and sales of voice over internet protocol (VoIP) services.

We currently offer our NetFone residential and single business line broadband VoIP in 13 markets in Canada. We may decide at a later point to enter into the U.S. market. Such an expansion would depend on the availability of financing and on market conditions. The NetFone voice communications service enables broadband internet users to add digital voice communications services to their high-speed internet connection. Customers can choose a phone number from any of the rate centers offered by the service, and then use a NetFone-supplied terminal adapter to connect any telephone to a broadband internet connection and make or receive calls from a regular telephone number. All NetFone telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, and web access to account controls. NetFone customers are able to place calls to, and receive calls from, traditional telephone networks. NetFone customers may also place calls to each other for free. We will seek to interconnect with other VoIP players to establish a large free calling area for our subscribers. We are not in any discussions at the moment with any other service providers.

Business service has more features that meet the needs of businesses such as hunt groups, which, if a line is busy, a call hunts to the next available line; auto-attendant, where an automated receptionist welcomes a caller to a company and asks the caller to choose the desired extension; and multi-party conferencing, which provides the ability for a customer to set up multiple parties on a phone conference.

The service is designed to have the look and feel of a regular telephone service. A caller is assigned a regular telephone number and can initiate and terminate calls through any broadband IP network. One such network is the Asymmetric Digital Subscriber Line (ADSL), a new technology that allows more data to be sent over existing copper telephone lines. ADSL requires a special modem, cable or Local Area Network (LAN), which is used to connect multiple computers together in a confined area. Most LANs are confined to a single office, a building or group of buildings, fiber or any other broadband internet connection.

The service works with any Session Initiation Protocol (SIP), which is a signaling protocol for internet conferencing, telephony, presence, events notification and instant messaging, IP phone, or gateway. Multiple voice or fax lines could be provisioned through the same connection.

The customer may sign up for our service through an easy-to-use web interface at www.netfone.ca.

Our services are currently available in 13 major cities in Canada. We expect to gradually expand into other markets in Canada.

For the residential service and single line business users, we expect to use, primarily, VoIP system purchased from SNOM (www.snom.com).

For more advance business services, we are evaluating several business grade products.

Customers have the option to either rent a terminal adapter on a monthly basis or purchase one from NetFone. NetFone currently uses Linksys (www.linksys.com) terminal adapters. We purchase Linksys devices through Ingram Micro (www.ingram.com). NetFone’s terminal adapter charges cover the cost of the device, the programming of the device and shipping cost. NetFone rental fee, which is in addition to the service fee, recovers the cost of the terminal adapter in 1 1/2 years.

Pricing Structure

NetFone charges customers:

•	A basic monthly fee as follows that includes unlimited free calling in a NetFone defined free calling area:
o	Basic residential service of CDN$12.95 per month per line which includes free calling to the largest 24 cities in Canada;
o	Free North American calling, residential service of CDN$24.95 per month per line; and
o	Business service of CDN$24.95 per month per line.

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

(2)       Cable Companies - We believe that cable internet will be the primary means of delivering VoIP telephony to homes. Both Shaw and Rogers are gradually rolling out their VoIP service.

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

NetFone does not plan to compete with providers of free VoIP services. However, NetFone subscribers are able to call each other for free and the company plans to interconnect its network with other VoIP providers networks to create a large free calling zone for its subscribers.

It should be noted that NetFone is one of the smaller companies in this market and is substantially smaller than any of the competing companies mentioned above. NetFone concentrates on marketing to recent ethnic communities that are heavy international callers. NetFone is positioning itself to enable the small service provider internet service providers and calling card companies to offer VoIP to their customer base.

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

(1)       SIP Proxy Servers - We deploy SIP proxies that are responsible for authorizing customer’s devices and routing calls according to a pre-determined call plan. These SIP proxies are software that are deployed on computer servers.

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

Marketing

Our marketing efforts are directed toward executing our strategy of building a network of complementary strategic partnerships with service providers such as internet service providers, resellers and application service providers, that will drive adoption of our VoIP services by customers. We intend to develop strong alliances with key organizations to maximize market proliferation and market share. This strategy will build revenues, establish the NetFone brand and establish lasting channels partnerships creating a barrier to entry for other competitors. We will support direct sales efforts and partnership programs with strategically targeted advertising. Our marketing efforts are currently in the preliminary planning stages.

NetFone marketing targets two audiences as described below:

•

The service providers who offer the services to their end-users. We will emphasize how our products and services can add value and increase revenue for the service provider with minimal risk and capital. It will hopefully establish NetFone as the brand name for Voice ASPs and associate NetFone with reliability, innovation and profitability.

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

Direct Sales

We sell directly to end-users. Our web site will be the primary mean with which customers will subscribe to our service. The website and sign-up interface are available at www.netfone.ca and they are continuously improved.

Employees

As of December 1, 2005, we employed 2 people who are engaged in the deployment of the VoIP platform, the evaluation of new products and provide support to customers. We are not subject to any collective bargaining agreements and we consider relations with our employee to be excellent.

Research and Development

We did not spend any specific funds on research and development activities during the year ended September 30, 2005, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

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

Risks Associated With Our Business

The fact that we have not earned substantial revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $680 as of September 30, 2005. We estimate our average monthly operating expenses to be approximately $10,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our financial statements for the period from incorporation on June 8, 2004 to September 30, 2005.

We have been unable to fund our operations with internally generated funds because our business has not generated substantial revenue. Without additional financing, we will need to generate funds internally to fund our operations during the fiscal year ending September 30, 2006 or we will be unable to continue our operations and business.

As of September 30, 2005, we had cash in the amount of $680. We currently do not have any operations which generate substantial income or cash flow. We have not generated any revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $120,000 to $180,000 for the 12 month period ending September 30, 2006). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2006, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

We have not generated substantial revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending September 30, 2006 in the approximate amount of $120,000 – $180,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

While we perform most of our server maintenance internally, we rely on subcontractors for tasks such as firewall protection, application of security patches and regular backup of our servers’ data.

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

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks, such as LANs, Wide Area Networks, and the internet, or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, may not be suitable for telephony unless such networks and technologies can provide reliability and quality consistent with these standards. IP networks do not currently have the same reliability as circuit-switched telephony networks and may never do so in the foreseeable future. This is especially true for the public internet which is used by our subscribers to connect to our service. The public internet suffers from problems associated with traffic congestion and uneven performance.

Future legislation or regulation of the internet and/or voice and video over IP services could restrict our business, prevent us from offering service or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, imposing additional regulations and requirements related to the handling of emergency 911 services, any of which could restrict our business or increase our cost of doing business. We currently support basic 911 service as mandated by the government of Canada. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

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

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

Item 2.	Description of Property.

Our principal executive offices are currently located at Suite 918 – 1030 West Georgia Street, Vancouver, BC, V6E 2Y3. We rent our office space from Universco Americas, Inc. on a month-to-month basis at a cost of $200 per month. As of September 30, 2005 we have not paid any rental fees to Universco Americas, Inc.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol “NFON.” The following quotations obtained from Stockwatch reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common shares for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
September 30, 2005	$Nil	$Nil
June 30, 2005	$Nil	$Nil

(1)           Our common shares were initially approved for quotation on the OTC Bulletin Board on June 24, 2005 under the symbol “NFON”, however, the first trade has not yet occurred.

Our common shares are issued in registered form. Nevada Agency & Trust Company, Suite 880 - Bank of America Plaza, 50 West Liberty Street, Reno, Nevada 8950 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for our common shares.

On December 28, 2005 the shareholders' list of our common shares showed 31 registered shareholders and 12,000,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there are no additional beneficial shareholders beyond the 31 registered shareholders as of December 28, 2005.

There are currently share purchase warrants to acquire up to an additional 8,000,000 shares of common stock outstanding as at December 28, 2005. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

Dividends

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities for the three months ended September 30, 2005.

Recent Sales of Unregistered Securities

We did not issue any shares that were not registered under the Securities Act of 1933 during the year ended September 30, 2005.

Item 6.	Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended September 30, 2005 and 2004 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Plan of Operations

From the date of our incorporation on June 8, 2004 to September 30, 2005, we have been a start up company that has generated minimal revenues.

Our operating expenses are classified primarily into the following three categories:

•

professional fees, which consist primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during the period from incorporation on June 8, 2004 to September 30, 2005 was $56,915, and for the year ended September 30, 2005 was $49,765;

•

management/consulting fees, which consist primarily of fees paid by us to Rafeh Hulays, our president and director and TY International, for managing and organizing our company. TY International is a consulting company owned by Talal Yassin, one of our shareholders. For the quarter ended September 30, 2005, TY International did not provide us with any consulting services. The amount incurred by our company during the period from incorporation on June 8, 2004 to September 30, 2005 was $62,718, of which $35,941 was paid to Mr. Hulays; and

•

operating expenses, which consist primarily of the expenses incurred for rent and other administrative expenses. The amount incurred by our company during the period from on June 8, 2004 to September 30, 2005 was $76,679.

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

We anticipate we will require up to $120,000 – $180,000 for the 12 months ending September 30, 2006 to fund our obligations in respect of our product development and for our ongoing operational expenses.

Development and Deployment Plan

Over the next twelve months, we will be continuously developing and improving our products. We will:

•	Continue to automate our backend processes such as provisioning, billing and support;
•	Improve service and introduce new features; and
•	Deploy our Advanced Business Service.

Marketing and Sales Plan

Over the next 12 months, we will continue to develop a sales agent team that will hopefully drive both direct and indirect sales. Eventually, sales agents will be managed by regional sale managers. All sale managers and sales agents will be commission-based independent contractors.

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

At September 30, 2005, we had working capital deficit of $50,635.

At September 30, 2005, our total assets were $60,289 which consisted primarily of cash of $680, receivable ($13,539), inventory ($11,607), pre-paid expenses ($5,596), a term deposit ($12,923) and Capital assets ($15,944).

At September 30, 2005, our total current liabilities were $82,057.

For the year ended September 30, 2005, we posted losses of $196,062 compared to $230,727 since incorporation. The principal components of the losses for the year ended September 30, 2005 were consulting fees, accounting fees, legal fees and salaries.

Operating expenses for the year ended September 30, 2005 were $161,647 compared to $196,312 since incorporation.

At September 30, 2005, we had cash on hand of $680.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our VoIP products and services throughout the period ending September 30, 2006.

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

We have incurred operating losses since inception. As we had cash on hand of $680 as at September 30, 2005, management projects that we may require an additional $120,000 - $180,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending September 30, 2006, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending September 30, 2006

Offering Costs	$15,000
Operating expenditures	Minimum - Maximum
Marketing & Sales	$40,000 - $62,800
General and Administrative	$10,000 - $15,700
Product development and deployment	$40,000 - $62,800
Working capital	$15,000 - $23,700
Total (including Offering Costs)	$120,000 - $180,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from incorporation on June 8, 2004 to September 30, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Purchase of Significant Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Employees

We do not currently plan to add more personnel to our company. As the number of our subscribers increase, we will consider outsourcing customer support or hiring additional personnel.

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to September 30, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through September 30, 2005 have incurred losses of $229,768 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

For purposes of the cash flow statements, we consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Property and equipment are stated at cost and depreciated using the declining balance method over estimated economic useful life of 5 years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

The carrying amounts of our stockholder loan payable approximate fair value due to the relatively short period to maturity for this instrument.

We account for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We recognize revenue from usage, storage and system modifications at the time the services are performed.

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2005 and 2004, there were no common share equivalents outstanding.

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

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Cinnamon Jang Willoughby & Company for the audited financial statements for the years ended September 30, 2005 and 2004 is included herein immediately preceding the audited financial statements.

Netfone, Inc. (audited):

Report of Cinnamon Jang Willoughby & Company.

Balance Sheets at September 30, 2005.

Statements of Operations for the years ended September 30, 2005 and 2004, and for the period from June 8, 2004 (inception) to September 30, 2005.

Statements of Cash Flows for the years ended September 30, 2005 and 2004, and for the period from June 8, 2004, (inception) to September 30, 2005.

Statement of changes of stockholders equity from June 8, 2004 (inception) to September 30, 2005.

Notes to the Financial Statements

- F1 -

Cinnamon Jang Willoughby & Company

Chartered Accountants

A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of NetFone Inc.

(A Development Stage Corporation):

We have audited the consolidated balance sheet of NetFone Inc. as at September 30, 2005 and the consolidated statements of stockholders’ operations and changes in stockholders’ equity and cash flows for the year then ended and from the date of inception (June 4, 2004) to September 30, 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at September 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

These consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has incurred recurring net losses and a net capital deficiency. These factors raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans to rectify the capital deficiency and losses are outlined in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the period from inception on June 4, 2004 to September 4, 2004 were audited by another independent registered public accounting firm who provided an unqualified opinion in their report dated November 19, 2004.

“Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, BC

December 20, 2005

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2. Telephone: +1 604 435 4317. Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of
International. A world-wide organziation of accounting firms and business advisors

- F2 -

NETFONE, INC.

(A Development Stage Company)

YEAR END CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

- F3 -

NETFONE, INC.

(A Development Stage Company)

YEAR END CONSOLIDATED BALANCE SHEET

September 30, 2005

(Stated in US Dollars)

ASSETS
		2005	2004
Current
Cash		$ 680	$ 155,199
Amounts receivable		13,539	2,603
Inventory		11,607	-
Prepaid expenses		5,596	-
Stock subscription receivable		-	7,200
		31,422	165,002

Letter of credit – Note 3		12,923	-
Capital assets – Note 4		15,944	19,823

		$ 60,289	$ 184,825

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7		$ 77,922	$ 12,045
Deposits		4,135	-

		82,057	12,045

STOCKHOLDERS’ EQUITY

Common stock – Note 5
Authorized:
100,000,000	shares with a par value of $0.001 per share
Issued:
12,000,000	shares	12,000	12,000
Additional paid-in capital		196,000	196,000
Accumulated other comprehensive profit or (loss)		959	(555)
Deficit accumulated during the development stage		(230,727)	(34,665)

		(21,768)	172,780

		$ 60,289	$ 184,825

SEE ACCOMPANYING NOTES

- F4 -

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

for the year ended September 30, 2005

(Stated in US Dollars)

	June 8, 2004	Cumulative from
Year ended	(Date of Incorporation)	Inception
September 30, 2005	September 30, 2004	On June 8, 2004

Revenues
Net sales revenue	$ 49,309	$ -	$ 49,309
Less cost of goods sold	83,724	-	83,724
Net operating profit (loss)	(34,415)	-	(34,415)

Expenses
Accounting and audit fees	18,945	4,100	23,045
Amortization	8,422	1,607	10,029
Bad debts	1,013	-	1,013
Bank charges and interest	2,693	86	2,779
Consulting – Note 7	42,854	19,864	62,718
Filing fees and incorporation costs	1,287	1,433	2,720
Foreign exchange	1,061	-	1,061
Legal fees	30,820	3,050	33,870
Office	7,235	1,189	8,425
Travel and promotion	10,637	625	11,261
Salaries and benefits – Note 8	36,680	2,711	39,391
Total expenses	161,647	34,665	196,312

Net loss for the period	(196,062)	(34,665)	(230,727)

Other comprehensive profit or (loss)
Foreign currency translation adjustment	1,514	(555)	959

Comprehensive loss for the period	$ (194,548)	$ (35,220)	$ (229,768)

Basic and diluted loss per share	$ (0.02)	$ (0.00)	$ (0.02)

Weighted average number of shares outstanding	12,000,000	9,584,123	11,396,031

- F5 -

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

for the year ended September 30, 2005

(Stated in US Dollars)

		June 8, 2004	Cumulative from
	Year ended	(Date of Incorporation)	Inception
	September 30, 2005	September 30, 2004	On June 8, 2004
Operating Activities
Comprehensive loss for the period	$ (194,548)	$ (35,220)	$ (229,768)
Add item not affecting cash
Amortization	8,422	1,607	9,489
Changes in non-cash working capital balances related to operations
Amounts receivable	(10,936)	(2,603)	(13,539)
Stock subscription receivable	7,200	-	-
Inventory	(11,607)	-	(11,607)
Prepaid expenses	(5,596)	-	(5,596)
Deposits	4,135	-	4,135
Accounts payable and accrued liabilities	65,877	12,045	77,922
	(137,053)	(24,171)	(168,964)
Financing Activity
Proceeds of common stock issuances	-	200,800	208,000

Investing Activity
Acquisition of capital assets	(4,543)	(21,430)	(25,433)
Letter of credit	(12,923)	-	(12,923)
	(17,466)	(21,430)	(38,356)

Increase (decrease) in cash for period	(154,519)	155,199	680

Cash, beginning of the period	155,199	-	-

Cash, end of the period	$ 680	$ 155,199	$ 680

Supplementary disclosure of cash flow information – Note 10

SEE ACCOMPANYING NOTES

- F6 -

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the year ended September 30, 2005

(Stated in US Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Par Value	Capital	Income (Loss)	Stage	Total

Balance, June 8, 2004 (Date of Incorporation)	-	$ -	$ -	$ -	$ -	$ -
Issued for cash:
Common stock – at $0.001	8,000,000	8,000	-	-	-	8,000
Common stock – at $0.05	4,000,000	4,000	196,000	-	-	200,000
Net loss for the period	-	-	-	-	(34,665)	(34,665)
Foreign currency translation
adjustment	-	-	-	(555)	-	(555)

Balance, September 30, 2004	12,000,000	12,000	196,000	(555)	(34,665)	172,780
Net loss for the year	-	-	-	-	(196,062)	(196,062)
Foreign currency translation adjustment	-	-	-	1,514	-	1,514

Balance, September 30, 2005	12,000,000	$ 12,000	$ 196,000	$ 959	$ (230,727)	$ (21,768)

SEE ACCOMPANYING NOTES

- F7 -

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company is in the development stage. The Company is an IP Voice Application Service Provider (Voice ASP). The service will be provided directly to the end user through the Company’s NetFone product offering and, wholesale to Service Providers.

These consolidated financial statements have been prepared on a going concern basis. As at September 30, 2005 the Company has not yet attained profitable operations and has accumulated a deficit of $230,727 since inception. Its inability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in the State of Nevada, United States of America on June 8, 2004.

Note 2	Summary of Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

These consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary NetFone Services Inc. (“NSI”). NSI was incorporated by the Company on June 30, 2004. All inter-company transactions have been eliminated.

- F8 -

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies (Continued)

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

Foreign Currency Translation

The Company’s subsidiary NSI translates amounts from its functional currency, Canadian dollars, into the reporting currency, United States dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”. Current assets and liabilities are translated at the exchange rate in effect at the date of the balance sheet. Capital assets, stockholders’ equity, revenues and expenses are translated at the exchange rates in effect at the date of the transaction. Any gains or losses arising as a result of such transactions are not included in operations but are reported as a separate component of equity as cumulative translation adjustment.

Development Stage Company

The Company complies with Financial Accounting Standards Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Government Assistance

The Company receives government assistance in respect to an employee of the Company. The amount of the assistance is credited to wage expense and is recognized as a receivable when the related wage expense is incurred.

Capital Assets and Amortization

Capital assets consist of computer equipment and software and are recorded at cost. Amortization is provided using the straight-line method over three years, the estimated useful life of the asset.

- F9 -

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies (Continued)

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Basic Loss Per Share

The Company reports basic loss per share in accordance with FAS No. 128 “Earnings per Share.” Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive Loss

The Company has adopted FAS No. 130 “Reporting Comprehensive Income.” Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3	Letter of credit

During the year ended September 30, 2005, the Company obtained the use of an on-line credit card service. Pursuant to this service agreement, the Company was required to provide a letter of credit of $12,923 (CDN$15,000).

- F10 -

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

Note 4	Capital Assets

	2005			2004
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

Computer equipment	$ 25,433	$ 9,489	$ 15,944	$ 19,823

Note 5	Capital Stock

Commitments

Share purchase warrants:

At September 30, 2005 the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number	Type	Exercise Price	Expiry Date

4,000,000	Series “A”	$ 0.10	August 31, 2007
4,000,000	Series “B”	$ 0.20	August 31, 2007

8,000,000

Note 6	Income Taxes and Deferred Tax Assets

No provision for income taxes has been provided for in these financial statements due to the net loss. At September 30, 2005 the Company had net operating loss carryforwards, which expire commencing 2011, totaling approximately $230,727 the benefit of which has not been recorded in the financial statements.

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforward	$ 78,216
Less: valuation allowance	(78,216)
$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.

- F11 -

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

Note 6	Income Taxes and Deferred Tax Assets (Continued)

The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, as it is uncertain that these losses will be realized.

Note 7	Related Party Transactions

The Company was charged the following expenses by the President of the Company:

June 8, 2004
(Date of
	Year	Incorporation)
	ended	to
	September 30,	September 30,
	2005	2004

Consulting fees	$ 42,854	$ 8,333

Included in accounts payable and accrued liabilities is $69,894 (September 30, 2004: $613) owing to the President of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Note 8	Government Assistance

By agreement dated August 12, 2004, NSI entered into a wage subsidy agreement with Future Works Training Inc. (“FWT”), a government funded organization, in which the Company agreed to hire one employee as a Voice Over IP Telephony Specialist at the rate of CDN $40,000 per annum. FWT reimburses the Company 40% of this wage. The agreement expires on December 31, 2004.

By agreement dated February 28, 2005, NSI entered into an Industrial Research and Assistance Program with the National Research Council of Canada (“NRC”), a government funded organization, in which the NRC agreed to contribute a maximum of $12,400 for costs incurred for salaries and contractor fees in relation to the development of the SNOM Mediation Layer. The agreement expires on July 31, 2005.

Note 9	Commitments

By an agreement dated July 1, 2004, NSI entered into a consulting services agreement on a month to month basis with the President of NSI in which NSI agreed to pay CDN $3,666 per month including all expenses that are associated with carrying out the duties as a consultant of the Company.

- F12 -

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Stated in US Dollars)

Note 10	Supplementary Disclosure of Cash Flow Information

Cash paid for:
Interest	$ -	$ -

Income Taxes	$ -	$ -

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. On June 8, 2004 (Date of Incorporation), the Company issued 8,000,000 shares at par value of $0.001 per share to the two directors of the Company for total proceeds receivable of $8,000. $800 was received during the period ended September 30, 2004 relating to this stock issuance. The stock subscription receivable was received during the year ended September 30, 2005 and was excluded from the statement of cash flows for the period June 8, 2004 (Date of Incorporation) to September 30, 2004.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president along with our company’s chief financial officer. Based upon that evaluation, our company’s president along with our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Rafeh Hulays	President, Treasurer, Secretary and Director	38	June 8, 2004
Walid Salem	Director	31	June 8, 2004

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Rafeh Hulays, President, Treasurer, Secretary and Director

Dr. Hulays became our President, Treasurer, Secretary and a Director on June 8, 2004.

Dr. Hulays received his Ph.D. in Electrical and Computer Engineering from the University of British Columbia. At the University, Dr. Hulays participated in the Advanced Communications Technology Satellite (ACTS) propagation experiment (A NASA-JPL-CRC project). He also worked as a prime Research Assistant on several contracts funded by the Communications Research Centre to study the effect of precipitation on broadband wireless communication systems. Dr. Hulays worked as a Systems Design Engineer at PCS Wireless, Inc. and was later promoted to the position of Technology and Advanced R&D Manager where he was responsible for due diligence on companies and technologies, new product assessment and provided technical advice to senior management. He also handled the patent profile for the company. As a Program Manager at Elcombe Systems Limited (Now part of March Networks, a Newbridge networks spin-off between March 1998 and May 2000), Dr. Hulays was responsible for the overall development of the company's new generation product. This included the business definition, business model, recruiting and managing the development team. As Vice President of R&D/Advance Services at Milinx Business Services (between May 2000 and May 2001), Dr. Hulays was responsible for the delivery of the company’s next generation of services focusing on (1) telephony services such as Unified Messaging, (2) next generation voice and data services, and (3) next generation wireless voice and data services. Dr. Hulays was a founder, Chief Technical Officer and Director of Universco BroadBand Networks and Universco BroadBand Americas, Inc. between June 2001 and September 2004.

Walid Salem, Director

Mr. Salem became a Director on June 8, 2004.

At present, as Manager of CRM and Supplier Integration for the Canadian Tourism Commission (August 2003 - present), Mr. Salem is responsible for the worldwide deployment of its new CRM system.  As well, Mr. Salem ensures the Commission is positioned to take advantage of new web and business applications while ensuring the capabilities of exchanging tourism partner products. Between April 2002 and August 2003, Mr. Salem provided strategic consultation services in the field of Customer Relationship Management practices to the Canadian Federal Government. As Vice-President Business Development at SiteBrand Corp. (June 2001 - April 2002), Mr. Salem, helped place the company in the Top 3 Up and Comer IT Product Technology Company (Branham Awards). The company consistently met its sales objectives as set by its Board. Mr. Salem joined Milinx Business Services (September 2000 - June 2001) as Vice-President New Ventures, and was subsequently promoted to Executive Vice-President Business Operations. Under his management, a series of e-business software and unified messaging solutions were released into the marketplace.  Prior to that, Mr. Salem occupied the position of Vice-President of Sales and Marketing at WirelessON.com (January 1999 - August 2000), where he established an association of wireless companies, working on this project over and around his other set of duties as the General Manager.  At PSINet Ltd (1998 - January 1999), Mr. Salem was the National Channels Marketing, Partnerships and Strategic Alliances Manager.  He came to PSINet from iSTAR (1997 - January 1999), where he was customer communications manager. Mr. Salem started his career at Statistics Canada deploying CRM and helpdesk applications. Mr. Salem continues to pursue a career in consulting, specializing in: business modeling, go-to-market strategies, building alliances and partnerships, technology consulting, as well as customer relationship management software and process strategies.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

We do not have a compensation or audit committee at this time.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our chief executive officer;
•

each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year ended September 30, 2005, and whose total salary and bonus exceeds $100,000 per year; and

•

any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our three most recently completed fiscal years ended September 30, 2005, are set out in the following summary compensation table.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Rafeh Hulays President, Treasurer, Secretary and Director(2)	2005 2004 2003	$33,840 $8,333 $N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A

(1)             The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Rafeh Hulays became our president, treasurer and secretary June 8, 2004.

Stock Options and Stock Appreciation Rights

During the year ended September 30, 2005, we did not grant any stock options to any of our executive officers. There were no stock options outstanding as at September 30, 2005. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

COMPENSATION OF DIRECTORS

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no management agreements with our directors or executive officers.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of December 28, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rafeh Hulays 2113 Trafalgar Street Vancouver, BC V6K 3S7	7,840,000	65.33%
Walid Salem 209 Flamborough Way Kanata, ON K2W 1G6	160,000	1.33%
Directors and Executive Officers as a group	8,000,000 common shares	66.66%
(1)

Based on 12,000,000 shares of common stock issued and outstanding as of December 28, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

None.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

The following Exhibits are filed with this Annual Report:

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by to our Registration Statement on Form SB-2 filed December 1, 2004)
3.2	By-laws (incorporated by to our Registration Statement on Form SB-2 filed December 1, 2004)

(10)	Material Contracts
10.1	Consulting Agreement dated July 1, 2004 between Rafeh Hulays and Netfone Services Inc. (incorporated by to our Registration Statement on Form SB-2 filed December 1, 2004)
10.2	Form of Subscription Agreement (incorporated by to our Registration Statement on Form SB-2 filed December 1, 2004)
(21)	Subsidiaries
Netfone Services Inc., a federal Canadian Company
(31)	Section 302 Certifications
31.1*	Certification of Rafeh Hulays
(32)	Section 906 Certifications
32.1*	Certification of Rafeh Hulays

* Filed herewith

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Cinnamon Jang Willoughby & Company for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $3,000 for the fiscal year ended September 30, 2005 and the aggregate fees billed by Aminsano Hanson were $4,025 for the fiscal year ended September 30, 2004. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal years ended September 30, 2005 and 2004, Cinnamon Jang Willoughby & Company billed $3,000 for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the fiscal years ended September 30, 2005 and 2004, Cinnamon Jang Willoughby & Company billed $750 and $Nil, respectively, for fees for tax compliance, tax advice and tax planning services.

We do not use Cinnamon Jang Willoughby & Company for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Cinnamon Jang Willoughby & Company to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Cinnamon Jang Willoughby & Company is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or

•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Cinnamon Jang Willoughby & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Cinnamon Jang Willoughby & Company’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFONE, INC.

By:	/s/ Rafeh Hulays

Rafeh Hulays, President, Treasurer,

Secretary and Director

Date: December 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Rafeh Hulays

Rafeh Hulays, President, Treasurer,

Secretary and Director

Date: December 29, 2005

By:	/s/ Walid Salem

Walid Salem, Director

Date: December 29, 2005