Form 10QSB
period 2005-12-31
NETFONE INC
filed 2006-02-14
CIK 1307345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  333-20895

NETFONE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0438201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 918-1030 West Georgia Street Vancouver, BC V6E 2Y3
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

12,000,000 common shares issued and outstanding as at February 13, 2006.

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☒

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Stated in US Dollars)

3

- -

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2005

(Stated in US Dollars)

ASSETS		December 31 2005	September 30 2005
Current
Cash		$ 1,914	$ 680
Amounts receivable		11,683	13,539
Inventory		11,558	11,607
Prepaid expenses		1,162	5,596
		26,317	31,422

Letter of credit – Note 3		12,869	12,923
Capital assets – Note 4		14,507	15,944

		$ 53,693	$ 60,289

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7		$ 116,825	$ 77,922
Deposits		-	4,135

		116,825	82,057

STOCKHOLDERS’ EQUITY

Common stock – Note 5
Authorized:
100,000,000	shares with a par value of $0.001 per share
Issued:
12,000,000	shares	12,000	12,000
Additional paid-in capital		196,000	196,000
Accumulated other comprehensive profit or (loss)		232	959
Deficit accumulated during the development stage		(271,364)	(230,727)

		(63,132)	21,768

		$ 53,693	$ 60,289

SEE ACCOMPANYING NOTES

3

4

- -

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

for the three months ended December 31, 2005

(Stated in US Dollars)

Cumulative from
3 months ended	3 months ended	Inception
December 31, 2005	December 31, 2004	On June 8, 2004

Revenues
Net sales revenue	$ 31,049	$ 1,740	$ 80,358
Less cost of goods sold	37,245	6,740	120,969
Net operating profit (loss)	(6,196)	(5,000)	(40,611)

Expenses
Accounting and audit fees	-	3,922	23,045
Amortization	2,263	1,487	12,292
Bad debts	-	-	1,013
Bank charges and interest	2,113	716	4,892
Consulting – Note 7	11,237	9,695	73,955
Filing fees and incorporation costs	-	1,231	2,720
Foreign exchange	-	1,042	1,060
Legal fees	495	10,503	34,364
Office	2,520	1,242	10,946
Travel and promotion	3,139	2,669	14,401
Salaries and benefits – Note 8	12,674	5,488	52,065
Total expenses	34,441	37,995	230,753

Net loss for the period	(40,637)	(42,995)	(271,364)

Other comprehensive profit or (loss)
Foreign currency translation adjustment	(727)	(1,359)	232

Comprehensive loss for the period	$ (41,364)	$ (41,636)	$ (271,132)

Basic and diluted loss per share	$ (0.003)	$ (0.003)	$ (0.02)

Weighted average number of shares outstanding	12,000,000	12,000,000	11,396,031

SEE ACCOMPANYING NOTES

4

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

for the three months ended December 31, 2005

(Stated in US Dollars)

			Cumulative from
	3 months ended	3 months ended	Inception
	December 31, 2005	December 31, 2004	On June 8, 2004
Operating Activities
Comprehensive loss for the period	$ (41,364)	$ (42,995)	$ (271,132)
Add item not affecting cash
Amortization	2,263	1,487	12,292
Changes in non-cash working capital balances related to operations
Amounts receivable	1,856	(2,983)	(11,683)
Stock subscription receivable	-	-	-
Inventory	49	(4,263)	(11,558)
Prepaid expenses	4,434	(5,248)	(1,162)
Unearned revenues	-	1,223	-
Deposits	(4,135)	-	-
Accounts payable and accrued liabilities	38,928	(103)	116,825
	2,031	(51,840)	(166,418)
Financing Activity
Proceeds of common stock issuances	-	7,200	208,000

Investing Activity
Acquisition of capital assets	(851)	(1,000)	(26,799)
Letter of credit	54	(11,883)	(12,869)
	(797)	(12,883)	(39,668)

Effect of foreign currency translation on cash	-	(120)	-

Increase (decrease) in cash for period	1,234	(57,643)	1,914

Cash, beginning of the period	680	155,199	-

Cash, end of the period	$ 1,914	$ 97,556	$ 1,914

Supplementary disclosure of cash flow information – Note 10

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended December 31, 2005

(Stated in US Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Par Value	Capital	Income (Loss)	Stage	Total

Balance, June 8, 2004 (Date of Incorporation)	-	$ -	$ -	$ -	$ -	$ -
Issued for cash:
Common stock – at $0.001	8,000,000	8,000	-	-	-	8,000
Common stock – at $0.05	4,000,000	4,000	196,000	-	-	200,000
Net loss for the period	-	-	-	-	(34,665)	(34,665)
Foreign currency translation
adjustment	-	-	-	(555)	-	(555)

Balance, September 30, 2004	12,000,000	12,000	196,000	(555)	(34,665)	172,780
Net loss for the year	-	-	-	-	(196,062)	(196,062)
Foreign currency translation adjustment	-	-	-	1,514	-	1,514

Balance, September 30, 2005	12,000,000	12,000	196,000	959	(230,727)	(21,768)
Net loss for the period	-	-	-	-	(40,637)	(40,637)
Foreign currency translation adjustment	-	-	-	(727)	-	(727)

Balance, December 31, 2005	12,000,000	$ 12,000	$ 196,000	$ 232	$ (271,364)	$ (63,132)

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company is in the development stage. The Company is an IP Voice Application Service Provider (Voice ASP). The service will be provided directly to the end user through the Company’s NetFone product offering and, wholesale to Service Providers.

These consolidated financial statements have been prepared on a going concern basis. As at December 31, 2005 the Company has not yet attained profitable operations and has accumulated a deficit of $271,364 since inception. Its inability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

During the year ended December 31, 2005, the Company obtained the use of an on-line credit card service. Pursuant to this service agreement, the Company was required to provide a letter of credit of $12,869 (CDN$15,000).

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Stated in US Dollars)

Note 4	Capital Assets

	2005			2004
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

Computer equipment	$ 26,284	$ 11,777	$ 14,507	$ 19,823

Note 5	Capital Stock

Commitments

Share purchase warrants:

At December 31, 2005 the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number	Type	Exercise Price	Expiry Date

4,000,000	Series “A”	$ 0.10	August 31, 2007
4,000,000	Series “B”	$ 0.20	August 31, 2007

8,000,000

Note 6	Income Taxes and Deferred Tax Assets

No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2005 the Company had net operating loss carryforwards, which expire commencing 2011, totaling approximately $230,727 the benefit of which has not been recorded in the financial statements.

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforward	$78,216
Less: valuation allowance	(78,216)
$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Stated in US Dollars)

Note 6	Income Taxes and Deferred Tax Assets (Continued)

The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, as it is uncertain that these losses will be realized.

Note 7	Related Party Transactions

The Company was charged the following expenses by the President of the Company:

June 8, 2004
(Date of
	Three months	Year	Incorporation)
	ended	ended	to
	December 31,	September 30,	December 31,
	2005	2005	2005

Consulting fees	$ 9,332	$ 42,854	$ 52,816

Included in accounts payable and accrued liabilities is $82,432(September 30, 2005 31, 2005: $42,854) owing to the President of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Note 8	Government Assistance

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

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

Employees

As of February 13, 2006, we employed 2 people who are engaged in the deployment of the VoIP platform, the evaluation of new products and provide support to customers. We are not subject to any collective bargaining agreements and we consider relations with our employee to be excellent.

Research and Development

We did not spend any specific funds on research and development activities during the quarter ended December 31, 2005, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

Plan of Operations

From the date of our incorporation on June 8, 2004 to December 31, 2005, we have been a start up company that has generated minimal revenues.

Our operating expenses are classified primarily into the following three categories:

•

professional fees, which consist primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during the period from incorporation on June 8, 2004 to December 31, 2005 was $57,409, and for the three-months ended December 31, 2005 was $495;

•

management/consulting fees, which consist primarily of fees paid by us to Rafeh Hulays, our president and director and TY International, for managing and organizing our company. TY International is a consulting company owned by Talal Yassin, one of our shareholders. For the quarter ended December 31, 2005, TY International did not provide us with any consulting services. The amount incurred by our company during the period from incorporation on June 8, 2004 to December 31, 2005 was $73,955, of which $52,816 was paid to Mr. Hulays; and

•

operating expenses, which consist primarily of the expenses incurred for rent and other administrative expenses. The amount incurred by our company during the period from inception on June 8, 2004 to December 31, 2005 was $10,946.

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

We anticipate we will require up to $120,000 – $180,000 for the 12 months ending December 31, 2006 to fund our obligations in respect of our product development and for our ongoing operational expenses.

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

At December 31, 2005, we had working capital deficit of $90,508.

At December 31, 2005, our total assets were $53,693 which consisted primarily of cash of $1,914, receivable ($11,683), inventory ($11,558), pre-paid expenses ($1,162), a letter of credit ($12,869) and Capital assets ($14,507).

At December 31, 2005, our total current liabilities were $116,825.

For the three-months ended December 31, 2005, we posted losses of $41,364 compared to $271,132 since incorporation. The principal components of the losses for the three-months ended December 31, 2005 were consulting fees, accounting fees, legal fees and salaries.

Operating expenses for the three-months ended December 31, 2005 were $34,441 compared to $230,753 since incorporation.

At December 31, 2005, we had cash on hand of $1,914.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our VoIP products and services throughout the period ending December 31, 2006.

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

We have incurred operating losses since inception. As we had cash on hand of $1,914 as at December 31, 2005, management projects that we may require an additional $120,000 - $180,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending December 31, 2006, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2006

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through December 31, 2005 have incurred losses of $271,132 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2005 and 2004, there were no common share equivalents outstanding.

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

Government Assistance

We receive government assistance in respect to the employment an employee. The amount of the assistance is credited to wage expense and is recognized as a receivable when the related wage expense is incurred.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $1,914 as of December 31, 2005. We estimate our average monthly operating expenses to be approximately $10,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our financial statements for the period from incorporation on June 8, 2004 to September 30, 2005.

We have been unable to fund our operations with internally generated funds because our business has not generated substantial revenue. Without additional financing, we will need to generate funds internally to fund our operations during the fiscal year ending September 30, 2006 or we will be unable to continue our operations and business.

As of December 31, 2005, we had cash in the amount of $1,914. We currently do not have any operations which generate substantial income or cash flow. We have not generated any revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $120,000 to $180,000 for the 12 month period ending December 31, 2006). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2006, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

We have not generated substantial revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending December 31, 2006 in the approximate amount of $120,000 – $180,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president along with our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

Date: February 13, 2006