Form 10QSB
period 2006-03-31
NETFONE INC
filed 2006-05-15
CIK 1307345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

12,000,000 common shares issued and outstanding as at May 1, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Stated in US Dollars)

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

March 31, 2006

(Stated in US Dollars)

		2006	2005
Current
Cash		$ 5,458	$ 680
Amounts receivable		12,853	13,539
Inventory		11,554	11,607
Prepaid expenses		1,161	5,596
		31,026	31,422

Letter of credit – Note 3		12,886	12,923
Capital assets – Note 4		12,132	15,944

		$ 56,044	$ 60,289

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7		$ 159,390	$ 77,922
Deposits		-	4,135
		159,390	82,057

Investor deposits		22,800	-

		182,190	82,057

STOCKHOLDERS’ EQUITY

Common stock – Note 5
Authorized:
100,000,000	shares with a par value of $0.001 per share
Issued:
12,000,000	shares	12,000	12,000
Additional paid-in capital		196,000	196,000
Accumulated other comprehensive profit or (loss)		(1,777)	959
Deficit accumulated during the development stage		(332,369)	(230,727)

		(126,146)	21,768

		$ 56,044	$ 60,289

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

for the three and six months ended March 31, 2006

(Stated in US Dollars)

	3 months ended March 31, 2005	3 months ended March 31, 2006	6 months ended March 31, 2005	6 months ended March 31, 2006	Cumulative from Inception On June 8, 2004

Revenues
Net sales revenue	$ 12,988	$ 38,402	$ 14,728	$ 69,383	$ 118,692
Less cost of goods sold	30,391	32,221	37,131	69,501	153,225
Net operating profit (loss)	(17,403)	6,181	(22,403)	(118)	(34,533)

Expenses
Accounting and audit	4,250	9,773	8,172	9,768	32,813
Amortization	1,450	4,611	2,937	6,852	16,881
Bad debts	-	-	-	-	1,013
Bank charges and interest	358	2,078	1,074	3,995	6,774
Consulting – note 7	10,960	14,556	20,655	25,959	88,677
Filing fees	3	38	1,234	37	2,757
Foreign exchange	58	(2)	1,100	(2)	1,059
Legal fees	11,455	3,550	21,958	4,045	37,915
Office	1,452	2,243	2,694	4,632	13,058
Salaries and benefits – note 8	11,784	22,406	13,959	35,209	22,291
Travel and promotion	1,182	7,933	3,851	11,029	74,600
Total expenses	43,225	67,186	81,219	101,524	297,837

Net loss for the period	(60,355)	(61,005)	(100,037)	(101,642)	(332,369)

Comprehensive profit (loss)
Foreign currency translation adjustment	(405)	(1,777)	954	(2,736)	(1,777)

Comprehensive loss for the period	$ (60,760)	$ (62,782)	$ (99,083)	$ (104,378)	$ (334,146)

Basic and diluted loss per share
Weighted average number of shares outstanding

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

for the three and six months ended March 31, 2006

(Stated in US Dollars)

	3 months ended March 31, 2005	3 months ended March 31, 2006	6 months ended March 31, 2005	6 months ended March 31, 2006	Cumulative from Inception On June 8, 2004

Operating activities
Comprehensive loss	$ (60,760)	$ (62,782)	$ (99,083)	$ (104,378)	$ (334,146)
Add item not affecting cash
Amortization	1,450	4,611	2,937	6,852	16,881
Changes in non-cash working capital
Accounts receivable	(9,807)	(1,170)	(12,729)	686	(12,853)
Subscription receivable	-	-	7,200	-	-
Inventory	(2,733)	2	(7,004)	54	(11,554)
Prepaid expenses	363	(1)	(4,935)	4,435	(1,161)
Deposits	-	-	-	(4,135)	-
Accounts payable and accrued liabilities	20,447	42,320	16,972	81,504	159,390
Unearned revenues	(8)	-	1,227	-	-
	(51,048)	(17,020)	(95,315)	(14,982)	(183,443)

Financing Activities
Investor deposits	-	22,800	-	22,800	22,800
Proceeds from issuance of common stock	-	-	-	-	208,000
	-	22,800	-	22,800	230,800

Investing Activities
Purchase of fixed assets	-	(2,236)	(1,000)	(3,040)	(29,013)
Letter of credit	76	-	(11,883)	-	(12,886)
	76		(12,883)	(3,040)	(41,899)

Effect of foreign	-	-	(417)	-	-

Increase (Decrease) in cash	(50,972)	3,544	(108,615)	4,778	5,458
Cash, beginning of period	97,556	1,914	155,199	680	-

Cash, end of period	$ 46,584	$ 5,458	$ 46,584	$ 5,458	$ 5,548

Supplementary disclosure of cash flow information – Note 10

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended March 31, 2006

(Stated in US Dollars)

						Deficit
					Accumulated	Accumulated
				Additional	Other	During the
		Common Stock		Paid-in	Comprehensive	Development
		Number	Par Value	Capital	Income (Loss)	Stage	Total
Balance, June 8, 2004 (Date of Incorporation)		-	$ -	$ -	$ -	$ -	$ -
Issued for cash:
Common stock	– at $0.001	8,000,000	8,000	-	-	-	8,000
Common stock	– at $0.05	4,000,000	4,000	196,000	-	-	200,000
Net loss for the period		-	-	-	-	(34,665)	(34,665)
Foreign currency translation adjustment		-	-	-	(555)	-	(555)

Balance, September 30, 2004		12,000,000	12,000	196,000	(555)	(34,665)	172,780
Net loss for the year		-	-	-	-	(196,062)	(196,062)
Foreign currency translation adjustment		-	-	-	1,514	-	1,514

Balance, September 30, 2005		12,000,000	12,000	196,000	959	(230,727)	(21,768)
Net loss for the period		-	-	-	-	(40,637)	(40,637)
Foreign currency translation adjustment		-	-	-	(727)	-	(727)

Balance, December 31, 2005		12,000,000	12,000	196,000	232	(271,364)	(63,132)
Net loss for the period		-	-	-	-	(61,005)	(61,005)
Foreign currency translation adjustment		-	-	-	(2,009)	-	(2,009)

Balance, March 31, 2006		12,000,000	$ 12,000	$196,000	$ (1,777)	$ $(332,369)	$ (126,146)

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company is in the development stage. The Company is an IP Voice Application Service Provider (Voice ASP). The service will be provided directly to the end user through the Company’s NetFone product offering and, wholesale to Service Providers.

These consolidated financial statements have been prepared on a going concern basis. As at March 31, 2006 the Company has not yet attained profitable operations and has accumulated a deficit of $332,369 since inception. Its inability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

March 31, 2006

(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies (Continued)

Inventory

Inventory consists of telecommunications products and is valued at the lower of cost and net realizable value.

Revenue Recognition

The Company recognizes revenue in accordance with SAB No. 101 “Revenue Recognition”. Revenues are recognized when product delivery has occurred, the services have been rendered and collection is reasonable assured. Revenue relating to Voice over Internet Protocol (“VoIP”) services is recognized on a straight-line basis over the term of the contract. Up-front set-up fees on VoIP reseller agreements are recognized on a straight-line basis over the term of the contract.

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

Government Assistance

The Company receives government assistance in respect to the development of the company’s management S/W that provides billing, customer support and management as well as reseller modules. The amount of the assistance is credited to wage expenses and is recognized as a receivable when the related wage expense is incurred.

Capital Assets and Amortization

Capital assets consist of computer equipment and software and are recorded at cost. Amortization is provided using the straight-line method over three years, the estimated useful life of the asset.

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

During the year ended September 30, 2005, the Company obtained the use of an on-line credit card service. Pursuant to this service agreement, the Company was required to provide a letter of credit of $12,886 (CDN$15,000).

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Stated in US Dollars)

Note 4	Capital Assets

	2006			2004
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

Computer equipment	$ 28,520	$ 16,388	$ 12,132	$ 19,823

Note 5	Capital Stock

Commitments

Share purchase warrants:

As of March 31, 174,000 Series A warrants were purchased at a price of $0.1 per share and 27,000 Series B warrants were purchased at a price of $0.2 per share.

At March 31, 2006 the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number	Type	Exercise Price	Expiry Date

3,826,000	Series “A”	$ 0.10	August 31, 2007
3,973,000	Series “B”	$ 0.20	August 31, 2007

7,799,000
Note 6	Income Taxes and Deferred Tax Assets

No provision for income taxes has been provided for in these financial statements due to the net loss. At March 31, 2006 the Company had net operating loss carryforwards, which expire commencing 2011, totaling approximately $301,307 the benefit of which has not been recorded in the financial statements.

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

March 31, 2006

(Stated in US Dollars)

Note 6	Income Taxes and Deferred Tax Assets (Continued)

The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, as it is uncertain that these losses will be realized.

Note 7	Related Party Transactions

The Company was charged the following expenses by the President of the Company:

June 8, 2004
(Date of
	Six months	Year	Incorporation)
	ended	ended	to
	March 31,	September 30,	December 31,
	2006	2005	2005

Consulting fees	$ 18,837	$ 42,854	$ 52,816

Included in accounts payable and accrued liabilities is $96,652 (September 30, 2005: $42,854) owing to the President of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Note 8	Government Assistance

By agreement dated August 12, 2004, NSI entered into a wage subsidy agreement with Future Works Training Inc. (“FWT”), a government funded organization, in which the Company agreed to hire one employee as a Voice Over IP Telephony Specialist at the rate of CDN $40,000 per annum. FWT reimburses the Company 40% of this wage. The agreement expired on December 31, 2004.

By agreement dated February 28, 2005, NSI entered into an Industrial Research and Assistance Program with the National Research Council of Canada (“NRC”), a government funded organization, in which the NRC agreed to contribute a maximum of $12,400 for costs incurred for salaries and contractor fees in relation to the development of the SNOM Mediation Layer. The agreement expired on July 31, 2005.

By agreement dated December 12, 2005, NSI entered into an Industrial Research and Assistance Program with the National Research Council of Canada (“NRC”), a government funded organization, in which the NRC agreed to contribute a maximum of $21,168 for costs incurred for salaries and contractor fees in relation to the development company’s management S/W that provides billing, customer support and management as well as reseller modules. The agreement expires on June 31, 2006.

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Stated in US Dollars)

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

Item 2.         Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Results of Operations

From the date of our incorporation on June 8, 2004 to March 31, 2006, we have been a start up company that has generated minimal revenues.

Three month period ended March 31, 2006 compared with the three month period ended March 31, 2005.

We posted an operating profit of $6,181 for the three month period ended March 31, 2006 compared to operating losses of $17,403 for the three month period ended March 31, 2005, and operating losses of $34,533 since inception to March 31, 2006. Our net loss for the three month period ended March 31, 2006 of $61,005 was a slight increase from our net loss for the three month period ended March 31, 2005 of $60,355. The principal component of the loss was for general and administrative expenses, which consisted primarily of consulting fees, salaries and benefits and professional fees.

Operating expenses for the three month period ended March 31, 2006 were $67,186 compared to $43,225 for the three month period ended March 31, 2005.

Our operating expenses for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005 are classified primarily into the following three categories:

•

professional fees, which consist primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during for the three month period ended March 31, 2006 was $13,323, compared to the three month period ended March 31, 2005 of $15,705;

•

management/consulting fees, which consist primarily of fees paid by us to Rafeh Hulays, our president and director. The amount incurred by our company during the three month period ended March 31, 2006 was $14,556 compared to $10,960 for the three month period ended March 31, 2005; and

•	salaries and benefits. The amount incurred by our company during the three month period ended March 31, 2006 was $22,406 compared to $11,784 for the three month period ended March 31, 2005.

Six month period ended March 31, 2006 compared with the six month period ended March 31, 2005.

We posted an operating loss of $118 for the six month period ended March 31, 2006 compared to operating losses of $22,403 for the six month period ended March 31, 2005, and operating losses of $34,533 since inception to March 31, 2006. Our net loss for the six month period ended March 31, 2006 of $101,642 was a slight increase from our net loss for the six month period ended March 31, 2005 of $100,037.

The principal component of the loss was for general and administrative expenses, which consisted primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during the period from incorporation on June 8, 2004 to March 31, 2006 was $70,728, and for the six months ended March 31, 2006 was $13,813, compared to the six month period ended March 31, 2005 of $30,130

Operating expenses for the six month period ended March 31, 2006 were $101,524 compared to $81,219 for the six month period ended March 31, 2005.

Our operating expenses for the six month period ended March 31, 2006 compared to the six month period ended March 31, 2005 are classified primarily into the following three categories:

•

professional fees, which consist primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during for the six month period ended March 31, 2006 was $13,813, compared to the six month period ended March 31, 2005 of $30,130;

•

management/consulting fees, which consist primarily of fees paid by us to Rafeh Hulays, our president and director. The amount incurred by our company during the six month period ended March 31, 2006 was $25,959 compared to $20,655 for the six month period ended March 31, 2005; and

•	salaries and benefits. The amount incurred by our company during the six month period ended March 31, 2006 was $35,209 compared to $13,959 for the six month period ended March 31, 2005.

Financial Condition, Liquidity and Capital Resources

From inception on June 8, 2004 we have been engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications. We are primarily focused on the development and sales of voice over internet protocol (VoIP) services. Our principal capital resources have been acquired through the issuance of common stock.

At March 31, 2006, we had a working capital deficit of $128,364.

At March 31, 2006, we had assets of $56,044.

At March 31, 2006, our total liabilities were $182,190.

At March 31, 2006 we had cash on hand of $5,458, receivables of $12,853 and inventory of $11,554.

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

We anticipate we will require up to $120,000 – $180,000 for the 12 months ending March 31, 2007 to fund our obligations in respect of our product development and for our ongoing operational expenses.

Development and Deployment Plan

Over the next twelve months, we will be continuously developing and improving our products. We will:

•	Continue to automate our backend processes such as provisioning, billing and support;
•	Improve service and introduce new features; and
•	Deploy our Advanced Business Service.

Employees

As of May 1, 2006, we employed 2 people who are engaged in the deployment of the VoIP platform, the evaluation of new products and provide support to customers. We are not subject to any collective bargaining agreements and we consider relations with our employee to be excellent.

Research and Development

We did not spend any specific funds on research and development activities during the quarter ended March 31, 2006, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

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

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our VoIP products and services throughout the period ending March 31, 2007.

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

We have incurred operating losses since inception. As we had cash on hand of $5,458 as at March 31, 2006, management projects that we may require an additional $120,000 - $180,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending March 31, 2007, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2007

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to March 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through March 31, 2006 have incurred losses of $332,369 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2006 and 2005, there were no common share equivalents outstanding.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $5,458 as of March 31, 2006. We estimate our average monthly operating expenses to be approximately $10,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our financial statements for the period from incorporation on June 8, 2004 to September 30, 2005.

We have been unable to fund our operations with internally generated funds because our business has not generated substantial revenue. Without additional financing, we will need to generate funds internally to fund our operations during the fiscal year ending September 30, 2006 or we will be unable to continue our operations and business.

As of March 31, 2006, we had cash in the amount of $5,458. We currently do not have any operations which generate substantial income or cash flow. We have not generated any revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $120,000 to $180,000 for the 12 month period ending March 31, 2007). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2006, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

We have not generated substantial revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending March 31, 2007 in the approximate amount of $120,000 – $180,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president along with our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

Date: May 12, 2006