Form 10QSB
period 2006-06-30
NETFONE INC
filed 2006-08-21
CIK 1307345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006

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

12,000,000 common shares issued and outstanding as at August 1, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []No  [ X ]

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

June 30, 2006

(Stated in US Dollars)

ASSETS		June 30, 2006	September 30, 2005
Current
Cash		$ 386	$ 680
Amounts receivable		13,368	13,539
Inventory		12,082	11,607
Prepaid expenses		1,215	5,596
		27,051	31,422

Letter of credit – Note 3		13,453	12,923
Capital assets – Note 4		11,577	15,944

		$ 52,081	$ 60,289

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7		$ 64,857	$ 77,922
Deposits		5,051	4,135
		69,908	82,057

Investor deposits		83,643	-

		153,551	82,057

STOCKHOLDERS’ EQUITY

Common stock – Note 5
Authorized:
100,000,000	shares with a par value of $0.001 per share
Issued:
12,000,000	shares	12,000	12,000
Additional paid-in capital		196,000	196,000
Common Stock Subscriptions		58,200	-
Accumulated other comprehensive profit or (loss)		(3,469)	959
Deficit accumulated during the development stage		(364,201)	(230,727)

		(101,470)	(21,768)

		$ 52,081	$ 60,289

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

for the three and nine months ended June 30, 2006

(Stated in US Dollars)

	3 months ended June 30, 2005	3 months ended June 30, 2006	9 months ended June 30, 2005	9 months ended June 30, 2006	Cumulative from Inception On June 8, 2004 to June 30, 2006

Revenues
Net sales revenue	$ 9,541	$ 48,489	$ 24,269	$117,553	$167,181
Less cost of goods sold	17,810	24,031	54,941	93,767	177,256
Net operating profit (loss)	(8,269)	24,458	(30,672)	23,786	(10,075)

Expenses
Accounting and audit	5,008	1,535	13,180	11,297	34,348
Amortization	2,550	1,109	5,487	8,015	17,990
Bad debts	-	-	-	-	1,013
Bank charges and interest	950	2,088	2,024	6,063	8,862
Consulting – note 7	9,769	6,502	30,424	32,041	95,178
Filing fees	(10)	65	1,224	101	2,822
Foreign exchange	(39)	-	1,061	(2)	1,059
Legal fees	3,964	1,887	25,922	5,930	39,802
Office	2,351	5,610	5,045	10,647	18,668
Salaries and benefits – note 8	8,566	26,247	26,110	61,329	48,538
Travel and promotion	2,794	11,247	6,645	22,144	85,846
Total expenses	35,903	56,290	117,122	157,565	354,126

Net loss before other items	(44,172)	(31,832)	(147,794)	(133,779)	(364,201)

Other revenues:
Grants, interest & other	2,603	-	6,188	-	-
Comprehensive profit (loss)
Foreign currency translation adjustment	(217)	(1,692)	737	(4,428)	(3,469)

Comprehensive loss for the period	$(41,786)	$ (33,524)	$ (140,869)	$ (138,207)	$(367,670)

Basic and diluted loss per share	$(0.01)		$(0.01)
Weighted average number of shares outstanding	12,000,000		12,000,000

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

for the three and nine months ended June 30, 2006

(Stated in US Dollars)

	3 months ended June 30, 2005	3 months ended June 30, 2006	9 months ended June 30, 2005	9 months ended June 30, 2006	Cumulative from Inception On June 8, 2004

Operating activities
Comprehensive loss	$(41,786)	$(33,524)	$ (140,869)	$ (138,207)	$ (367,670)
Add item not affecting cash
Amortization	2,550	1,109	5,487	8,015	17,990
Changes in non-cash working capital
Accounts receivable	9,296	(515)	(3,586)	171	(13,368)
Subscription receivable	-	-	7,200	-	-
Inventory	(3,911)	(528)	(10,931)	(475)	(12,082)
Prepaid expenses	1,278	(54)	(3,692)	4,381	(1,215)
Deposits	-	5,051	-	916	5,036
Accounts payable and accrued liabilities	7,145	(94,546)	22,902	(12,801)	64,859
Unearned revenues	(16)	-	1,217	-	-
	(25,494)	(123,007)	(122,272)	(138,000)	(306,450)

Financing Activities
Investor deposits	-	60,843	-	83,643	83,643
Common stock subscriptions		58,200		58,200	58,200
Proceeds from issuance of common stock	-	-	-	-	208,000
	-	119,043	-	141,843	349,843

Investing Activities
Purchase of fixed assets	(1,802)	(541)	(1,642)	(3,607)	(29,554)
Letter of credit	164	(567)	(11,883)	(530)	(13,453)
	(1,638)	(1,108)	(13,525)	(4,137)	(43,007)

Increase (Decrease) in cash	(27,132)	(5,072)	(135,797)	(294)	386
Cash, beginning of period	46,584	5,458	155,199	680	-

Cash, end of period	$ 19,402	$ 386	$ 19,402	$386	$386

Supplementary disclosure of cash flow information – Note 10

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended June 30, 2006

(Stated in US Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Number	Par Value	Capital	Income (Loss)	Stage	Total
Balance, June 8, 2004 (Date of Incorporation)	-	$ -	$ -	$ -	$ -	$ -
Issued for cash:
Common stock – at $0.001	8,000,000	8,000	-	-	-	8,000
Common stock – at $0.05	4,000,000	4,000	196,000	-	-	200,000
Net loss for the period	-	-	-	-	(34,665)	(34,665)
Foreign currency translation adjustment	-	-	-	(555)	-	(555)

Balance, September 30, 2004	12,000,000	12,000	196,000	(555)	(34,665)	172,780
Net loss for the year	-	-	-	-	(196,062)	(196,062)
Foreign currency translation adjustment	-	-	-	1,514	-	1,514
Comprehensive Loss						(194,548)
Balance, September 30, 2005	12,000,000	12,000	196,000	959	(230,727)	(21,768)

Net loss for the period	-	-	-	-	(101,642)	(101,642)
Foreign currency translation adjustment	-	-	-	(2,736)	-	(2,736)
Comprehensive Loss						(104,378)

Balance, March 31, 2006	12,000,000	12,000	196,000	(1,777)	(332,369)	(126,146)

Net loss for the period	-	-	-	-	(31,832)	(31,832)
Foreign currency translation Adjustment	-	-	-	(1,692)	-	(1,692)
Comprehensive Loss						(33,524)
Common stock subscriptions	-	-	58,200	-	-	58,200

Balance, June 30, 2006	12,000,000	$ 12,000	$ 254,200	$ (3,469)	$ (364,201)	$ (101,470)

SEE ACCOMPANYING NOTES

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

Note 1Nature and Continuance of Operations

The Company is in the development stage. The Company is an IP Voice Application Service Provider (Voice ASP). The service will be provided directly to the end user through the Company’s NetFone product offering and, wholesale to Service Providers.

These consolidated financial statements have been prepared on a going concern basis. As at June 30, 2006 the Company has not yet attained profitable operations and has accumulated a deficit of $364,201 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in the State of Nevada, United States of America on June 8, 2004.

Note 2Summary of Significant Accounting Policies

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

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

During the year ended September 30, 2005, the Company obtained the use of an on-line credit card service. Pursuant to this service agreement, the Company was required to provide a letter of credit of $13,453 (CDN$15,000).

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

Note 4 Capital Assets

	June 30, 2006			September 30, 2005
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

Computer Equipment	$ 29,061	$ 17,484	$ 11,577	$15,944

Note 5 Capital Stock

Commitments

Share purchase warrants:

As of March 31, 174,000 Series A warrants were purchased at a price of $0.10 per share and 27,000 Series B warrants were purchased at a price of $0.20 per share.

At June 30, 2006 the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number	Type	Exercise Price	Expiry Date

3,826,000	Series “A”	$ 0.10	August 31, 2007
3,973,000	Series “B”	$ 0.20	August 31, 2007

7,799,000

As of June 30, 2006 subscriptions of $52,800 to exercise 474,000 Series A warrants and $5,400 to exercise 27,000 Series B warrants were received. No stock has been issued.

Note 6Income Taxes and Deferred Tax Assets

No provision for income taxes has been provided for in these financial statements due to the net loss. At June 30, 2006 the Company had net operating loss carryforwards, which expire commencing 2011, totaling approximately $301,307 the benefit of which has not been recorded in the financial statements.

The following table summarizes the significant components of the Company’s deferred tax assets:

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

Note 6	Income Taxes & Deferred Tax assets (Continued)

Total
Deferred Tax Assets
Non-capital loss carryforward	$ 78,216
Less: valuation allowance	(78,216)
$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, as it is uncertain that these losses will be realized.

Note 7Related Party Transactions

The Company was charged the following expenses by the President of the Company:

	Nine months ended June 30, 2006	Year ended September 30, 2005	June 8, 2004 (Date of Incorporation) to December 31, 2005

Consulting fees	$32,041	$ 62,718	$ 95,179

Included in accounts payable and accrued liabilities is $32,041 (September 30, 2005: 62,718) owing to the President of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Note 8Government Assistance

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

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

Note 8	Government Assistance (Continued)

development of the SNOM Mediation Layer. The agreement expired on July 31, 2005.

By agreement dated December 12, 2005, NSI entered into an Industrial Research and Assistance Program with the National Research Council of Canada (“NRC”), a government funded organization, in which the NRC agreed to contribute a maximum of $21,168 for costs incurred for salaries and contractor fees in relation to the development company’s management S/W that provides billing, customer support and management as well as reseller modules. The agreement expired on June 30, 2006.

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

Results of Operations

From the date of our incorporation on June 8, 2004 to June 30, 2006, we have been a start up company that has generated minimal revenues.

Three month period ended June 30, 2006 compared with the three month period ended June 30, 2005.

We posted an operating profit of $24,458 for the three month period ended June 30, 2006 compared to operating losses of $8,269 for the three month period ended June 30, 2005, and operating losses of $10,075 since inception to June 30, 2006. Our net loss for the three month period ended June 30, 2006 of $31,832 was a slight decrease from our net loss for the three month period ended June 30, 2005 of $44,172. The principal component of the loss was for general and administrative expenses, which consisted primarily of consulting fees, salaries and benefits and professional fees.

Operating expenses for the three month period ended June 30, 2006 were $56,290 compared to $35,903 for the three month period ended June 30, 2005.

Our operating expenses for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005 are classified primarily into the following three categories:

•

professional fees, which consist primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during for the three month period ended June 30, 2006 was $3,422, compared to the three month period ended June 30, 2005 of $8,972;

•

management/consulting fees, which consist primarily of fees paid by us to Rafeh Hulays, our president and director. The amount incurred by our company during the three month period ended June 30, 2006 was $6,502 compared to $9,769 for the three month period ended June 30, 2005; and

•	salaries and benefits. The amount incurred by our company during the three month period ended June 30, 2006 was $26,247 compared to $8,566 for the three month period ended June 30, 2005.

Nine month period ended June 30, 2006 compared with the nine month period ended June 30, 2005.

We posted an operating profit of $23,786 for the nine month period ended June 30, 2006 compared to operating losses of $30,672 for the nine month period ended June 30, 2005, and operating losses of $10,075 since inception to June 30, 2006. Our net loss for the nine month period ended June 30, 2006 of $133,779 was a slight decrease from our net loss for the nine month period ended June 30, 2005 of $147,794.

The principal component of the loss was for general and administrative expenses, which consisted primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during the period from incorporation on June 8, 2004 to June 30, 2006 was $74,150, and for the nine months ended June 30, 2006 was $17,227, compared to the nine month period ended June 30, 2005 of $39,102.

Operating expenses for the nine month period ended June 30, 2006 were $157,565 compared to $117,122 for the nine month period ended June 30, 2005.

Our operating expenses for the nine month period ended June 30, 2006 compared to the nine month period ended June 30, 2005 are classified primarily into the following three categories:

•

professional fees, which consist primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during for the nine month period ended June 30, 2006 was $17,227, compared to the nine month period ended June 30, 2005 of $39,102;

•

management/consulting fees, which consist primarily of fees paid by us to Rafeh Hulays, our president and director. The amount incurred by our company during the nine month period ended June 30, 2006 was $32,041 compared to $30,424 for the nine month period ended June 30, 2005; and

•	salaries and benefits. The amount incurred by our company during the nine month period ended June 30, 2006 was $61,329 compared to $26,110 for the nine month period ended June 30, 2005.

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

At June 30, 2006, we had a working capital deficit of $42,857.

At June 30, 2006, we had assets of $52,081.

At June 30, 2006, our total liabilities were $153,551.

At June 30, 2006 we had cash on hand of $386, receivables of $13,368 and inventory of $12,082.

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

We anticipate we will require up to $120,000 – $180,000 for the 12 months ending June 30, 2007 to fund our obligations in respect of our product development and for our ongoing operational expenses.

Development and Deployment Plan

Over the next twelve months, we will be continuously developing and improving our products. We will:

•	Continue to automate our backend processes such as provisioning, billing and support;
•	Improve service and introduce new features; and
•	Deploy our Advanced Business Service.

Employees

As of August 1, 2006, we employed 2 people who are engaged in the deployment of the VoIP platform, the evaluation of new products and provide support to customers. We are not subject to any collective bargaining agreements and we consider relations with our employee to be excellent.

Research and Development

We did not spend any specific funds on research and development activities during the quarter ended June 30, 2006, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

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

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our VoIP products and services throughout the period ending June 30, 2007.

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

We have incurred operating losses since inception. As we had cash on hand of $386 as at June 30, 2006, management projects that we may require an additional $120,000 - $180,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending June 30, 2007, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2007

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to June 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through June 30, 2006 have incurred losses of $364,201 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2006 and 2005, there were no common share equivalents outstanding.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $386 as of June 30, 2006. We estimate our average monthly operating expenses to be approximately $10,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our financial statements for the period from incorporation on June 8, 2004 to September 30, 2005.

We have been unable to fund our operations with internally generated funds because our business has not generated substantial revenue. Without additional financing, we will need to generate funds internally to fund our operations during the fiscal year ending September 30, 2006 or we will be unable to continue our operations and business.

As of June 30, 2006, we had cash in the amount of $386. We currently do not have any operations which generate substantial income or cash flow. We have not generated any revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $120,000 to $180,000 for the 12 month period ending June 30, 2007). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2006, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

We have not generated substantial revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending June 30, 2007 in the approximate amount of $120,000 – $180,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president along with our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

Date: August 21, 2006