Form 10KSB
period 2006-09-30
NETFONE INC
filed 2007-01-16
CIK 1307345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-52317

NETFONE, INC.
(Name of small business issuer in its charter)

Nevada	98-0438201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 918 - 1030 West Georgia Street Vancouver, BC V6E 2Y3	V6E 2Y3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (604) 676-3410

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

State issuer’s revenues for its most recent fiscal year.  $161,694

Issuer’s aggregate market value of the voting common equity held by non-affiliates at January 15, 2007 was:

4,,578,000 common shares USD $4,578

(1) computed by reference to the price at which the common equity was sold

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

12,578,000 shares of common stock issued and outstanding as of January 9, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes [ ]     No ☒

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

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

We have one subsidiary, Netfone Services, Inc., a Canadian corporation incorporated on June 30, 2004.

Our Current Business

We are engaged in the development of communication technology and services for internet protocol (IP), telephone and video applications. We are primarily focused on the development and sales of voice over internet protocol (VoIP) services.

We currently offer our NetFone residential and single business line broadband VoIP in 13 cities in Canada. We may decide, at a later point, to enter into the U.S. market. Such an expansion would depend on the availability of financing and on market conditions. The NetFone voice communications service enables broadband internet users to add digital voice communications services to their high-speed internet connection. Customers can choose a phone number from any of the rate centers offered by the service, and then use a NetFone-supplied terminal adapter to connect any telephone to a broadband internet connection and make or receive calls from a regular telephone number. All NetFone telephone accounts come with voice mail, caller ID, call waiting, call waiting caller ID, call forwarding, hold, line-alternate, and web access to account controls. NetFone customers are able to place calls to, and receive calls from, traditional telephone networks. NetFone customers may also place calls to each other for free. We will seek to interconnect with other VoIP players to establish a large free calling area for our subscribers. We are not in any discussions at the moment with any other service providers.

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

Pricing Structure

NetFone charges customers:

•	A basic monthly fee as follows that includes unlimited free calling in a NetFone-defined free calling area:
o	Basic residential service of CDN$12.95 per month per line which includes free calling to the largest 24 cities in Canada;
o	Free North American calling, residential service of CDN$24.95 per month per line; and
o	Business service of CDN$24.95 per month per line.

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

Employees

As of January 10, 2007, we employed 2 people who are engaged in the deployment of the VoIP platform, the evaluation of new products and provide support to customers. We are not subject to any collective bargaining agreements and we consider relations with our employee to be excellent.

Research and Development

We did not spend any specific funds on research and development activities during the year ended September 30, 2006, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $7,418 as of September 30, 2006. We estimate our average monthly operating expenses to be approximately $25,000 . As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our financial statements for the year ended September 30, 2006.

We have been unable to fund our operations with internally generated funds because our business has not generated substantial revenue. Without additional financing, we will need to generate funds internally to fund our operations during the fiscal year ending September 30, 2007 or we will be unable to continue our operations and business.

We currently do not have any operations which generate substantial income or cash flow. We have not generated substantial revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $150,000 for the 12 month period ending September 30, 2007). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2006, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

We have not generated substantial revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending September 30, 2007 in the approximate amount of $150,000,. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

Our officers and directors, in the aggregate, beneficially own 63.6% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Our principal executive offices are currently located at Suite 918 – 1030 West Georgia Street, Vancouver, BC, V6E 2Y3. We rent our office space from Universco Americas, Inc. on a month-to-month basis at a cost of $200 per month up to March 31, 2006.. As of May 1, 2006, we paid rent to Burrard international at a cost of $1,725 per month.

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

The high and low bid prices of our common shares for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
September 30, 2006	$1.75	$1.75
June 30, 2006	$5.00	$2.50
March 31, 2006	$2.00	$0.35
December 31, 2005	$Nil	$Nil

September 30, 2005	$Nil	$Nil
June 30, 2005	$Nil	$Nil

(1)           Our common shares were initially approved for quotation on the OTC Bulletin Board on June 24, 2005 under the symbol “NFON”, however, the first trade did not occur until March 14, 2006.

Our common shares are issued in registered form. Nevada Agency & Trust Company, Suite 880 - Bank of America Plaza, 50 West Liberty Street, Reno, Nevada 8950 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for our common shares.

On January 9, 2007 the shareholders' list of our common shares showed 7 registered shareholders and 12,578,000 shares outstanding.

There are currently share purchase warrants to acquire up to an additional 7,422,000 shares of common stock outstanding as at January 9, 2007. These share purchase warrants expire on August 31, 2007. 3,523,000 of these warrants have an exercise price of $0.10 per share and 3,896,000 have an exercise price of $0.20 per share. All of our issued and outstanding shares are subject to the restrictions of Rule 144 of the Securities Act of 1933.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities for the year ended September 30, 2006.

Recent Sales of Unregistered Securities

We have issued 528,000 shares from the exercise of Warrants registered under the Security Act of 1933 during the year ended September 30, 2006 from our original SB-2. Subsequent to the year end, an additional 50,000 shares were issued from the exercise of Warrants.

Item 6.	Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended September 30, 2006 and 2005 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Plan of Operations

From the date of our incorporation on June 8, 2004 to September 30, 2006, we have been a start up company that has not generated substantial revenues.

Our operating expenses are classified primarily into the following three categories:

•	legal fees incurred by our company during the year ended September 30, 2005 was $30,820 and during the year ended September 30, 2006 was $7,776;
•	accounting fees incurred by our company during the year ended September 30, 2005 was $18,945 and during the year ended September 30, 2006 was $12,445;
•

consulting fees, which consist primarily of fees paid by us to Rafeh Hulays, our president and director and TY International, for managing and organizing our company, incurred by our company during the year ended September 30, 2005 were $42,854 and during the year ended September 30, 2006 were $48,185.

•

during the year ended September 30, 2005, expenses incurred were $7,235 for office and general expenses, $10,637 for travel and promotion expenses, and during the year ended September 30, 2006 expenses incurred were $18,329 for office and general expenses, $33,303 for travel and promotion expenses.

We intend to continue the development of our business. We are continuously evaluating new opportunities that become available to better our product offering. This includes:

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

We anticipate we will require up to $150,000 for the 12 months ending September 30, 2007 to fund our obligations in respect of our product development and for our ongoing operational expenses.

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

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock and shareholder loans, advances from related parties.

At September 30, 2006, we had working capital deficit of $147,432.

At September 30, 2006, our total assets were $46,632 which consisted primarily of cash of $7,418, receivable ($387), inventory ($12,081), pre-paid expenses ($1,215), a term deposit ($13,451) and equipment ($1,215).

At September 30, 2006, our total liabilities were $168,533.

For the year ended September 30, 2006, we posted losses of $164,782 compared to $196,062 for the year ended September 30, 2005. The principal components of the losses for the year ended September 30, 2006 were consulting fees, accounting fees, legal fees and salaries.

Operating expenses for the year ended September 30, 2006 were $213,412 compared to $161,647 for the year ended September 30, 2005.

At September 30, 2006, we had cash on hand of $7,418.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain our current operations and to enable us to address our current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our VoIP products and services throughout the period ending September 30, 2007.

There is doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the successful and sufficient market acceptance of new VoIP products and services, the continuing successful promotion of our VoIP products and services, obtaining additional financing, and finally, maintaining a break even or profitable level of operations. The issuance of additional equity securities by us will result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have incurred operating losses since inception. As we had cash on hand of $7,418 as at September 30, 2006, management projects that we may require an additional $150,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending September 30, 2007, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending September 30, 2007

Operating expenditures
Marketing & Sales	$45,000
General and Administrative	$15,000
Product development and deployment	$50,000
Working capital	$40,000
Total (including Offering Costs)	$150,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for year ended September 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Going Concern

Due to our being a development stage company and not having generated substantial revenues, in their report on our financial statements for the year ended September 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through September 30, 2006 have incurred losses of $395,509 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We consider the following to be our critical accounting policies:

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

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition”. Revenues are recognized when product delivery has occurred, the services have been rendered and collection is reasonably assured. Revenue relating to VoIP services is recognized on a straight-line basis over the term of the contract.

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

The Report of Dale Matheson Carr-Hilton Labonte LLP for the audited financial statements for the years ended September 30, 2006 is included herein immediately preceding the audited financial statements.

Netfone, Inc. (audited):

Report of Dale Matheson Carr-Hilton Labonte LLP dated December 20, 2006

Balance Sheets at September 30, 2006.

Statements of Operations for the years ended September 30, 2006 and 2005, and for the period from June 8, 2004 (inception) to September 30, 2006.

Statements of Cash Flows for the years ended September 30, 2006 and 2005, and for the period from June 8, 2004, (inception) to September 30, 2006.

Statement of changes of stockholders equity from June 8, 2004 (inception) to September 30, 2006.

Notes to the Financial Statements

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Netfone, Inc.:

We have audited the accompanying consolidated balance sheet of Netfone, Inc. (a development stage company) as of September 30, 2006 and the consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Netfone, Inc. as at September 30, 2005 and for the year then ended and the period from June 8, 2004 (Inception) to September 30, 2005 were audited by other auditors whose report dated December 20, 2005 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from June 8, 2004 (date of inception) to September 30, 2005 reflect a net loss of $230,727 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such periods, is based solely on the report of such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company, as of September 30, 2006, and the results of its operations, cash flows and changes in stockholders’ deficit for the years than ended and for the period from June 8, 2004 (Inception) to September 30, 2006, in conformity with generally accepted accounting principles us in the United States of America. In rendering this opinion, we have relied on the Company’s prior auditors as to the financial position of the Company, as of September 30, 2005.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and to finance its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP

“DMCL” CHARTERED ACCOUNTANTS

Vancouver, Canada

December 18, 2006

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS		September 30,
		2006	2005
Current
Cash		$ 7,418	$ 680
Accounts receivable		387	13,539
Inventory		12,081	11,607
Prepaid expenses and deposits		1,215	5,596
		21,101	31,422

Deposit (Note 3)		13,451	12,923
Equipment (Note 4)		12,080	15,944

		$ 46,632	$ 60,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities		$ 30,993	$ 8,028
Customer deposits		5,140	4,135
		36,133	12,163

Due to related party (Note 7)		132,400	69,894

		168,533	82,057

Common stock (Note 5)
Authorized:
100,000,000	Shares; par value $0.001
Issued and outstanding:
12,578,000	Shares (September 30, 2005: 12,000,000)	12,578	12,000
Additional paid-in capital		263,622	196,000
Accumulated other comprehensive income (loss)		(2,592)	959
Deficit accumulated during the development stage		(395,509)	(230,727)

		(121,901)	(21,768)

		$ 46,632	$ 60,289

The accompanying notes are an integral part of these consolidated financial statements.

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30, 2006	Year ended September 30, 2005	Cumulative from June 8, 2004(Inception) through September 30, 2006

Revenue	$ 163,800	$ 49,309	$ 213,109
Cost of goods sold	115,170	83,724	198,894
Gross profit (loss)	48,630	(34,415)	14,215

Expenses
Accounting fees	12,445	18,945	35,490
Amortization	7,690	8,422	17,179
Bad debts	12,980	1,013	13,993
Bank fees and interest	9,195	2,693	11,974
Consulting fees (Note 7)	48,185	42,854	110,903
Filing fees and incorporation costs	1,902	1,287	5,162
Foreign exchange gain (loss)	(2)	1,061	1,059
Legal fees	7,776	30,820	41,646
Office and general expenses	18,329	7,235	26,754
Salaries and benefits (Note 8)	61,609	36,680	101,000
Travel and promotion expenses	33,303	10,637	44,564
Total expenses	213,412	161,647	409,724

Net loss	$ (164,782)	$ (196,062)	$ (395,509)

Basic and diluted net loss per share	$ (0.01)	$ (0.02)

Weighted average number of shares outstanding	12,045,392	12,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2006	Year ended September 30, 2005	Cumulative from June 8, 2004 (Inception) through September 30, 2006

Cash Flows From Operating Activities
Net loss	$ (164,782)	$ (196,062)	$ (395,509)
Add item not affecting cash
Amortization	7,690	8,422	17,179
Changes in operating assets and liabilities
Accounts receivable	13,152	(10,936)	(387)
Inventory	(474)	(11,607)	(12,081)
Prepaid expenses and deposits	4,381	(5,596)	(1,215)
Deposits	1,005	4,135	5,140
Accounts payable and accrued liabilities	19,414	(1,890)	28,401
Net cash used in operating activities	(119,614)	(213,534)	(358,472)

Cash Flows From Financing Activities
Due to related party	62,506	69,281	132,400
Stock subscription receivable	-	7,200	-
Proceeds of common stock issuances	68,200	-	276,200
Net cash provided by financing activities	130,706	76,481	408,600

Cash Flows From Investing Activities
Equipment additions	(3,826)	(4,543)	(29,259)
Deposits	(528)	(12,923)	(13,451)
Net cash used in investing activities	(4,354)	(17,466)	(42,710)

Net increase (decrease) in cash	6,738	(154,519)	7,418

Cash, beginning	680	155,199	-

Cash, ending	$ 7,418	$ 680	$ 7,418

Supplementary disclosure of cash flow information:

Cash paid for:
Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total

	Number	Par Value
Balance, June 8, 2004 (Date of Inception)	-	$ -	$ -	$ -	$ -	$ -
Issued for cash:
Common stock at $0.001	8,000,000	8,000	-	-	-	8,000
Common stock at $0.05	4,000,000	4,000	196,000	-	-	200,000
Net loss	-	-	-	-	(34,665)	(34,665)
Foreign currency translation
adjustment	-	-	-	(555)	-	(555)

Balance, September 30, 2004	12,000,000	12,000	196,000	(555)	(34,665)	172,780
Net loss	-	-	-	-	(196,062)	(196,062)
Foreign currency translation adjustment	-	-	-	1,514	-	1,514

Balance, September 30, 2005	12,000,000	12,000	196,000	959	(230,727)	(21,768)
Issued for cash:
Common stock at $0.10	474,000	474	46,926			47,400
Common stock at $0.20	104,000	104	20,696	-	-	20,800
Net loss	-	-	-	-	(164,782)	(164,782)
Foreign currency translation adjustment	-	-	-	(3,551)	-	(3,551)

Balance, September 30, 2006	12,578,000	$ 12,578	$ 263,622	$ (2,592)	$ (395,509)	$ (121,901)

The accompanying notes are an integral part of these consolidated financial statements.

- F12 -

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on June 8, 2004. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. We offer our NetFone broadband voice over Internet protocol, or VoIP in select markets in Canada.

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $395,509 at September 30, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management has plans to seek additional financing through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary NetFone Services Inc. (“NSI”). NSI was incorporated by the Company on June 30, 2004. All inter-company transactions have been eliminated on consolidation.

Inventory

Inventory consists of telecommunications hardware and is valued at the lower of cost on a first in first out basis and net realizable value.

- F13 -

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 2	Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition”. Revenues are recognized when product delivery has occurred, the services have been rendered and collection is reasonably assured. Revenue relating to VoIP services is recognized on a straight-line basis over the term of the contract.

Foreign Currency Translation

The Company’s subsidiary NSI translates amounts from its functional currency, Canadian dollars, into the reporting currency, United States dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation”. Current assets and liabilities are translated at the exchange rate in effect at the date of the balance sheet. Equipment, stockholders’ equity, revenues and expenses are translated at the exchange rates in effect at the date of the transaction. Any gains or losses arising as a result of such transactions are not included in operations but are reported as a separate component of equity as cumulative translation adjustment.

Development Stage Company

The Company complies with SFAS No. 7, “Development Stage Enterprises”, and the Securities and Exchange Commission (“SEC”) Act Guide 7 for its characterization of the Company as development stage.

Government Assistance

The Company receives non refundable government grants under available government programs. The amount of the assistance is credited to related expenses and is recognized as a receivable when the related expenses are incurred and there is reasonable assurance that the Company has complied with all necessary conditions to receive the grants.

Equipment

Equipment consists of computer equipment and software and are recorded at cost.

Amortization is provided using the straight-line method over three years, the estimated useful lives of the assets.

- F14 -

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 2	Summary of Significant Accounting Policies (Continued)

Impairment of Long-lived Assets

Equipment are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. To date, management has not determined there to be any impairment to equipment.

Net Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2006 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based Compensation

On October 1, 2005, the Company adopted SFAS No. 123, which addresses the accounting for stock-based payment transactions. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R.

- F15 -

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 2	Summary of Significant Accounting Policies (Continued)

Stock-based Compensation (Continued)

SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

As at October 1, 2006 the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Comparative numbers

Certain comparative numbers have been restated to comply with current presentation.

Recent Accounting Pronouncements

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

During September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

- F16 -

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 2	Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Note 3	Deposit

During the year ended September 30, 2005, the Company obtained the use of an on-line credit card service to process customer payments. Pursuant to this service agreement, the Company was required to provide a deposit of $13,451 (September 30, 2005: $12,923).

Note 4	Equipment

Equipment consisted of the following at September 30:

	2006			2005
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

Computer equipment	$ 29,259	$ 17,179	$ 12,080	$ 15,944

Note 5	Capital Stock

During the year ended September 30, 2006, warrant holders exercised 474,000 Series A warrants, and 104,000 Series B warrants. The Company received $47,400 and $20,800, respectively, from the exercise of these warrants.

At September 30, 2006, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number	Type	Exercise Price	Expiry Date

3,526,000	Series A	$ 0.10	August 31, 2007
3,896,000	Series B	$ 0.20	August 31, 2007

7,422,000

- F17 -

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 6	Income Taxes

As of September 30, 2006, the Company had net operating loss carry forwards of approximately $78,000 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Note 7	Related Party Transactions

The Company was charged the following expenses by the President of the Company:

	Years ended
	September 30,
	2006	2005

Consulting fees	$ 39,451	$ 42,854

The Company owes $130,276 (September 30, 2005: $69,894) to the President of the Company, and $2,124 to a related party (September 30, 2005: $Nil). These amounts are unsecured, non-interest bearing and have no set terms of repayment.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties, and are within the scope of normal operating activity.

Note 8	Government Assistance

Pursuant to government grant agreements with the Industrial Research and Assistance Program with the National Research Council of Canada the Company has been reimbursed for a portion of certain employment costs. During the year ended September 30, 2006 the Company received $16,749 (2005-$10,828) in government grants.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Our previous independent registered public accounting firm, Cinnamon Jang Willoughby & Company, provided audit and other services during the years ended September 30, 2006 and 2005. The company changed policies to cease providing services to US public companies.

As of August 28, 2006, we changed our independent registered public accounting firm to Dale Matheson Carr-Hilton Labonte.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer and our chief financial officer. Based upon that evaluation, our company’s president and chief executive officer and our chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Rafeh Hulays	President, Treasurer, Secretary and Director	39	June 8, 2004
Walid Salem	Director	32	June 8, 2004

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
•

each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year ended September 30, 2006, and whose total salary and bonus exceeds $100,000 per year; and

•

any additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our three most recently completed fiscal years ended September 30, 2006, are set out in the following summary compensation table.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Rafeh Hulays President, Treasurer, Secretary and Director(2)	2006 2005 2004	$39,451 $42,854 $8,333	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)             The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Rafeh Hulays became our president, treasurer and secretary June 8, 2004.

Stock Options and Stock Appreciation Rights

During the year ended September 30, 2006, we did not grant any stock options to any of our executive officers. There were no stock options outstanding as at September 30, 2006. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

Beneficial Ownership

The following table sets forth, as of January 9, 2006, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rafeh Hulays 2113 Trafalgar Street Vancouver, BC V6K 3S7	7,840,000	62%
Walid Salem 209 Flamborough Way Kanata, ON K2W 1G6	160,000	1.3%
Directors and Executive Officers as a group	8,000,000 common shares	63.6%
(1)

Based on 12,578,000 shares of common stock issued and outstanding as of January 9, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

None.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

The following Exhibits are filed with this Annual Report:

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed December 1, 2004)
3.2	By-laws (incorporated by reference to our Registration Statement on Form SB-2 filed December 1, 2004)

(10)	Material Contracts
10.1	Consulting Agreement dated July 1, 2004 between Rafeh Hulays and Netfone Services Inc. (incorporated by reference to our Registration Statement on Form SB-2 filed December 1, 2004)
10.2	Form of Subscription Agreement (incorporated by reference to our Registration Statement on Form SB-2 filed December 1, 2004)
(21)	Subsidiaries
Netfone Services Inc., a federal Canadian Company
(31)	Section 302 Certifications
31.1*	Certification of Rafeh Hulays
(32)	Section 906 Certifications
32.1*	Certification of Rafeh Hulays

* Filed herewith

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm, Cinnamon Jang Willoughby & Company, provided audit and other services during the years ended September 30, 2006 and 2005 as follows:

	2006	2005
Audit Fees	$7,106	$7,025
Audit Related Fees	Nil	Nil
Tax Fees	$Nil	$750
All Other Fees	$Nil	$Nil
Total Fees	$7,106	$7,775

 Our current independent registered public accounting (as of October 1, 2006) firm is Dale Matheson Carr-Hilton Labonte.

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

We did not use Cinnamon Jang Willoughby & Company for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Cinnamon Jang Willoughby & Company to provide compliance outsourcing services.

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

Date: January 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Rafeh Hulays

Rafeh Hulays, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: January 15, 2007

By:	/s/ Walid Salem

Walid Salem, Director

Date: January 15, 2007