Form 10QSB
period 2006-12-31
NETFONE INC
filed 2007-02-14
CIK 1307345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-52317

NETFONE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0438201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 918-1030 West Georgia Street Vancouver, BC V6E 2Y3
(Address of principal executive offices)

604.676.3410
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,578,000 common shares issued and outstanding as at February 10, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS		December 31, 2006 (Unaudited)	September 30, 2006 (Audited)
Current
Cash		$ 11,419	$ 7,418
Accounts receivable		76	387
Inventory		4,228	12,081
Prepaid expenses and deposits		685	1,215
		16,408	21,101

Deposit (Note 2)		13,079	13,451
Equipment (Note 3)		9,647	12,080

		$ 39,134	$ 46,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities		$ 53,506	$ 30,993
Customer deposits		4,914	5,140
Due to related party (Note 6)		106,277	132,400
		164,697	168,533

Common stock (Note 4)
Authorized:
100,000,000	Shares; par value $0.001
Issued and outstanding:
12,578,000	Shares (September 30, 2006: 12,578,000)	12,578	12,578
Additional paid-in capital		263,622	263,622
Accumulated other comprehensive loss		(2,042)	(2,592)
Deficit accumulated during the development stage		(399,721)	(395,509)

		(125,563)	(121,901)

		$ 39,134	$ 46,632

The accompanying notes are an integral part of these interim consolidated financial statements.

NETFONE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative
	Quarter ended	Quarter ended	from June 8, 2004 (Inception) through
	December 31, 2006	December 31, 2005	December 31, 2006

Revenue	$ 40,978	$ 31,049	$ 254,087
Cost of goods sold	23,802	37,245	222,696
Gross profit (loss)	17,176	(6,196)	31,391

Expenses
Accounting fees	5,000	-	40,490
Amortization	2,275	2,263	19,454
Bad debts	-	-	13,993
Bank fees and interest	2,584	2,113	14,558
Consulting fees (Note 6)	9,292	11,237	120,195
Filing fees and incorporation costs	1,570	-	6,732
Foreign exchange gain (loss)	(3,321)	-	(2,261)
Legal fees	343	495	41,989
Office and general expenses	1,214	2,520	27,968
Salaries and benefits (Note 7)	2,082	12,674	103,082
Travel and promotion expenses	348	3,139	44,912
Total expenses	21,387	34,441	431,112

Net loss	$ (4,211)	$ (40,637)	$ (399,721)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	12,578,000	12,000,000

The accompanying notes are an integral part of these interim consolidated financial statements.

NETFONE, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
			June 8, 2004
	Quarter ended December 31, 2006	Quarter ended December 31, 2005	(Inception) through December 31, 2006
Cash Flows From Operating Activities
Net loss	$ (4,211)	$ (40,637)	$ (399,721)
Add item not affecting cash
Amortization	2,275	2,263	19,454
Write down of inventory	7,322	-	7,322
Changes in operating assets and liabilities
Accounts receivable	311	1,856	(76)
Inventory	531	49	(11,550)
Prepaid expenses and deposits	530	4,434	(685)
Customer deposits	(226)	(4,135)	4,914
Accounts payable and accrued liabilities	22,513	38,928	53,507
Net cash from (used) in operations	29,045	2,758	(326,835)

Cash Flows From Financing Activities
Due to related party	(26,123)	-	106,277
Proceeds of common stock issuances	-	-	276,200
Net cash provided (used) by financing activities	(26,123)	-	382,477

Cash Flows From Investing Activities
Equipment (additions) dispositions	157	(851)	(29,102)
Letter of credit	-	54
Deposits	372	-	(13,079)
Net cash from (used) in investing activities	529	(797)	(42,181)

Effect of exchange rate changes on cash	550	(727)	(2,042)

Net increase in cash	4,001	1,234	11,419

Cash, beginning	7,418	680	-

Cash, ending	$ 11,419	$ 1,914	$ 11,419

Supplementary disclosure of cash flow information:

Cash paid for:
Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements.

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on June 8, 2004. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company offers its NetFone broadband voice over Internet protocol, or VoIP in select markets in Canada. The Company intends to cease efforts to be a VoIP provider in the future and will become engaged in the business of providing facsimile by email and virtual calling card services.

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $148,289 at December 31, 2006 and has incurred losses since inception of $399,721 and further losses are anticipated in the development of its business raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The Company will continue to fund operations with advances, other debt sources and further equity placements.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending Septeber 30, 2007.

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

Note 2	Deposit

During the year ended September 30, 2005, the Company obtained the use of an on-line credit card service to process customer payments. Pursuant to this service agreement, the Company was required to provide a deposit of $13,079 (September 30, 2006: $13,451).

Note 3	Equipment

Equipment consisted of the following:

	December 31, 2006			September 30, 2006
	Cost	Accumulated Amortization	Net Book Value	Net Book Value

Furniture &Equipment	$ 29,101	$ 19,454	$ 9,647	$ 12,080

Note 4	Common Stock

At December 31, 2006, the following share purchase warrants were outstanding entitling the holder to purchase one common share for each warrant held as follows:

Number	Type	Exercise Price	Expiry Date

3,526,000	Series A	$ 0.10	August 31, 2007
3,896,000	Series B	$ 0.20	August 31, 2007

7,422,000

Note 5	Income Taxes

As of September 30, 2006, the Company had net operating loss carry forwards of approximately $400,000 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

Note 6	Related Party Transactions

The Company was charged the following expenses by the President of the Company:

	Quarter ended
	December 31,
	2006	2005

Consulting fees	$ 9,613	$ 9,332

The Company owes $104,134 (September 30, 2006: $130,160) to the President of the Company, and $2,143 to a related party (September 30, 2006: $2,240). These amounts are unsecured, non-interest bearing and have no set terms of repayment.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties, and are within the scope of normal operating activity.

Note 7	Government Assistance

During the period ended December 31, 2006 the Company received $Nil (December 31, 2005: $16,749) in government grants.

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

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

Subsequent to the period ended December 31, 2006, our management determined that we will become engaged in the business of providing facsimile by e-mail and virtual calling card services. We intend, in the future, to cease our efforts to be a IP Voice Application Service Provider but we have not yet taken action in this regard. Management has based its decision based on the belief that the new direction for our business will be better for the company.

On January 4, 2007, we entered into two purchase orders: one with Asterisk IT Pty Ltd., an Australian company, for software and services that will enable us to offer facsimile by e-mail. The other with Arezqui Belaid, the developer of an Asterisk-based virtual calling card, for installation and support services.

The first purchase order is for Asterfax, a software application. Using this software application, users can send and receive faxes using a standard e-mail account without having to install any software on their computers. The software simply translates a normal e-mail message into a fax message for sending faxes and can also translate information back the other way when receiving faxes into an e-mail message.

The second purchase order is for the installation and support of a billing software for calling card and virtual calling card software. The software is known as Asterisk2Billing. We plan to use the software to offer our future customers virtual calling cards for both prepaid and post paid telephone calls. Through Asterisk2Billing, we also obtain user management services, web-based customer registration services and automatic PIN creation and authentication services. The system also includes a rating engine with self contained billing, reporting and statistics functions.

We have agreed to pay Asterisk $1,410 for the installation of the Asterfax software, the license of the software for one year and one year of e-mail support from Asterisk. Following the first year, we will be billed $260 per server per year for e-mail support. Telephone support, if we choose that option in future, will cost $1,200 per server per year.

We have agreed to pay Arezqui Belaid $450 for the installation of the Asterisk2billing software and 5 hours of technical support. We will be charged $50 per hour for additional hours of technical support, if we require them.

The total cost under these purchase orders, except for any additional e-mail or phone support we may request, is $1,860, of which we have already paid $930. We intend to pay the remainder upon completion of the installation of the relevant software onto our servers.

Results of Operations

From the date of our incorporation on June 8, 2004 to December 31, 2006, we have been a development stage company that has generated minimal revenues.

Three month period ended December 31, 2006 compared with the three month period ended December 31, 2005.

We posted an operating loss of $4,211 for the three month period ended December 31, 2006 compared to operating losses of $40,637 for the three month period ended December 31, 2005, and operating losses of $399,721 since inception to December 31, 2006. The principal component of the increase was due to a decrease in salaries and benefits.

Operating expenses for the three month period ended December 31, 2006 were $21,387 compared to $34,441 for the three month period ended December 31, 2005.

Our operating expenses for the three month period ended December 31, 2006 compared to the three month period ended December 31, 2005 are classified primarily into the following three categories:

•

professional fees, which consist primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during for the three month period ended December 31, 2006 was $5,343, compared to the three month period ended December 31, 2005 of $495;

•

management/consulting fees, which consist primarily of fees paid by us to Rafeh Hulays, our president and director. The amount incurred by our company during the three month period ended December 31, 2006 was $9,613 compared to $9,332 for the three month period ended December 31, 2005; and

•	salaries and benefits. The amount incurred by our company during the three month period ended December 31, 2006 was $2,208 compared to $12,674 for the three month period ended December 31, 2005.

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

At December 31, 2006, we had a working capital deficit of $148,289.

At December 31, 2006, we had assets of $39,134.

At December 31, 2006, our total liabilities were $164,697.

At December 31, 2006 we had cash on hand of $11,419, receivables of $76 and inventory of $4,228.

Plan of Operation

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

We anticipate we will require up to $120,000 – $180,000 for the 12 months ending December 31, 2007 to fund our obligations in respect of our product development and for our ongoing operational expenses.

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

Research and Development

We did not spend any specific funds on research and development activities during the quarter ended December 31, 2006, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

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

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our VoIP products and services throughout the period ending December 31, 2007.

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

We have incurred operating losses since inception. As we had cash on hand of $11,419 as at December 31, 2006, management projects that we may require an additional $150,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending December 31, 2007, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2007

Operating expenditures
Marketing & Sales	$45,000
General and Administrative	$15,000
Product development and deployment	$50,000
Working capital	$40,000
Total (including Offering Costs)	$150,000

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from incorporation on June 8, 2004 to September 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through December 31, 2006 have incurred losses of $399,712 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2006 and 2005, there were no common share equivalents outstanding.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $11,419 as of December 31, 2006. We estimate our average monthly operating expenses to be approximately $25,000 . As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our financial statements for the year ended September 30, 2006.

We have been unable to fund our operations with internally generated funds because our business has not generated substantial revenue. Without additional financing, we will need to generate funds internally to fund our operations during the fiscal year ending September 30, 2007 or we will be unable to continue our operations and business.

We currently do not have any operations which generate substantial income or cash flow. We have not generated substantial revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $150,000 for the 12 month period ending December 31, 2007). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2007, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

We have not generated substantial revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending December 31, 2007 in the approximate amount of $150,000,. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president along with our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by to our Registration Statement on Form SB-2 filed December 1, 2004)
3.2	By-laws (incorporated by to our Registration Statement on Form SB-2 filed December 1, 2004)
(10)	Material Contracts
10.1	Consulting Agreement dated July 1, 2004 between Rafeh Hulays and Netfone Services Inc. (incorporated by to our Registration Statement on Form SB-2 filed December 1, 2004)
10.2	Form of Subscription Agreement (incorporated by to our Registration Statement on Form SB-2 filed December 1, 2004)
10.3	Purchase Order to Asterisk IT Pty Ltd. dated January 4, 2007 (incorporated by reference from our current report on Form 8-K filed January 10, 2007)
10.4	Purchase Order to Arezqui Belaid dated January 4, 2007 (incorporated by reference from our current report on Form 8-K filed January 10, 2007)
(21)	Subsidiaries
Netfone Services Inc., a federal Canadian Company
(31)	Section 302 Certifications
31.1*	Certification of Rafeh Hulays
(32)	Section 906 Certifications
32.1*	Certification of Rafeh Hulays

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFONE, INC.

By: /s/ Rafeh Hulays

Rafeh Hulays, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: February 14, 2007