Form 10QSB
period 2007-03-31
NETFONE INC
filed 2007-05-18
CIK 1307345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,578,000 common shares issued and outstanding as at May 10, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

NETFONE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

NETFONE, INC.

(A Development Stage Company)

BALANCE SHEETS

		March 31, 2007 (Unaudited)	September 30, 2006
ASSETS
Current
Cash		$ 417	$ 7,418
Accounts receivable		-	387
Inventory		-	12,081
Prepaid expenses		-	1,215
		417	21,101

Deposit		-	13,451
Equipment, net		1,410	12,080

		$ 1,827	$ 46,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities		$ 5,843	$ 30,993
Customer deposits		-	5,140
Due to related parties		79,253	132,400

		85,096	168,533

Stockholders’ Deficit
Common stock
Authorized:
100,000,000	Shares; par value $0.001
Issued and outstanding:
12,578,000	Shares (September 30, 2006: 12,578,000)	12,578	12,578
Additional paid-in capital		263,622	263,622
Accumulated other comprehensive loss		-	(2,592)
Deficit accumulated during the development stage		(359,469)	(395,509)

		(83,269)	(121,901)

		$ 1,827	$ 46,632

The accompanying notes are an integral part of these financial statements.

NETFONE, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended		June 8, 2004 (Inception) to March 31, 2007
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Expenses
Accounting and audit	$ 1,998	$ 9,260	$ 6,998	$ 9,260	$ 40,821
Bank charges and interest	71	45	118	90	213
Consulting	673	-	673	-	673
Filing fees	327	-	1,897	1,200	5,663
Legal fees	1,157	4,150	1,500	4,045	25,440
Foreign exchange loss (gain)	-	1,177	580	2,736	(748)
Net loss from continuing operations	(4,226)	(14,632)	(11,766)	(17,331)	(72,062)
Gain on sale of subsidiary (Note 2)	46,065	-	46,065	-	46,065
Net (loss) profit from discontinued operations (Note 2)	(1,598)	(48,350)	1,741	(87,245)	(333,472)

Net profit (loss)	$ 40,241	$ (62,982)	$ 36,040	$ (104,576)	$ (359,469)

Basic and diluted net earnings (loss) per share	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average number of shares outstanding – basic and diluted	12,578,000	12,578,000	12,578,000	12,578,000

The accompanying notes are an integral part of these financial statements.

NETFONE, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	6 months ended March 31, 2007	6 months ended March 31, 2006	June 8, 2004 (Inception) to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (11,766)	$ (17,331)	$ (72,062)
Change in non cash working capital item:
Accounts payable and accrued liabilities	781	150	5,843
Net cash used in continuing operations	(10,985)	(17,181)	(66,219)
Net cash provided by (used in) discontinued operations	10,766	(2,499)	(312,407)
NET CASH USED IN OPERATING ACTIVITIES	(219)	(14,982)	(378,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	(30,372)	22,800	79,253
Proceeds on sale of Netfone Services Inc. (Note 2)	25,000	-	25,000
Proceeds from issuance of common stock	-	-	276,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	(5,372)	22,800	380,453

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets	(1,410)	(3,040)	(1,410)

Increase (Decrease) in cash	(7,001)	4,778	417

Cash, beginning	7,418	680	-

Cash, ending	$ 417	$ 5,458	$ 417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $359,469 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2	Discontinued Operations

On March 9, 2007 the Company entered into a non arm’s length share purchase agreement with Portal One Systems Inc., a company controlled by its President. Under this agreement, all the shares of Netfone Services Inc. (“NSI”), the Company’s wholly owned Canadian subsidiary, were sold for US$25,000 and the forgiveness of inter-company debt totalling $312,392. The sale of NSI resulted in gain of $46,065.

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 2	Discontinued Operations (Continued)

The results of NSI were treated as discontinued operations, for all period presented, and summarized as follows:

	3 months ended		6 months ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Sales	$ 23,412	$ 41,900	$ 64,743	$ 82,422
Direct costs	(10,331)	(32,320)	(26,899)	(68,482)
Gross profit	13,081	9,580	37,844	13,940
Operating expenses	(14,679)	(57,930)	(36,103)	(101,185)
Net profit (loss)	$ (1,598)	$ (48,350)	$ 1,741	$ (87,245)

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

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

General

We are in the process of developing our virtual calling card and internet fax offering. We expect that we will be able to offer service toward the end of 2007. We have sold NetFone Services Inc (our wholly-owned Canadian subsidiary providing internet protocol phone service). We were incorporated in the State of Nevada on June 8, 2004. From inception of our business on June 8, 2004, we were engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications.

The address of our principal executive office is Suite 918 – 1030 West Georgia Street, Vancouver, BC, Canada, V6E 2Y3. Our telephone number is 604-676-3410.

Loss on Disposal of Subsidiary

On March 9, 2007 the Company entered into a non arm’s length share purchase agreement with Portal One Systems Inc., a company controlled by its President. Under this agreement, all the shares of Netfone Services Inc. (“NSI”), the Company’s wholly owned Canadian subsidiary, were sold for US$25,000 and the forgiveness of inter-company debt totalling $312,392. The sale of NSI resulted in gain of $46,065.

Rationale for sale of Subsidiary

The management of Netfone Inc. determined that the Voice over IP market was getting very competitive with diminishing margins. The Company had relied to a large extent on shareholder loans as it could not acquire additional financing for its subsidiary to market its products, pay support staff or maintain equipment. In addition, the Company did not have the resources to acquire insurance especially related to liability arising from 911emergency calls for the Company directly or for its Directors. The Company was also not able to implement enhanced 911 features, something supported by many of its competitors. Meanwhile major carriers in Canada (with considerable funds available for marketing) entered into this market space or announced their intention to do so.

Netfone Inc. was unable to acquire investment funds from either its existing investors or from new investors for the VoIP business of its subsidiary. Netfone was thus left with the alternatives of either winding down the subsidiary’s business or selling it off.

Effect of Discontinued Operations

	3 months ended		6 months ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Sales	$ 23,412	$ 41,900	$ 64,743	$ 82,422
Direct costs	(10,331)	(32,320)	(26,899)	(68,482)
Gross profit	13,081	9,580	37,844	13,940
Operating expenses	(14,679)	(57,930)	(36,103)	(101,185)
Net profit (loss)	$ (1,598)	$ (48,350)	$ 1,741	$ (87,245)

The management of Netfone Inc. determined that the Voice over IP (“VoIP”) market was getting very competitive with diminishing margins. The Company had relied to a large extent on shareholder loans as it could not acquire additional financing for its subsidiary to market its products, pay support staff or maintain equipment. Netfone Inc. was unable to acquire investment funds from either its existing investors or from new investors for the VoIP business of its subsidiary. Netfone was thus left with the alternatives of either winding down the subsidiary’s business or selling it.

Our Current Business

Management has determined that we will become engaged in the business of providing facsimilie by e-mail and virtual calling card services. We ceased our efforts to be a IP Voice Application Service Provider as of March 9, 2007. Management has based its decision based on the belief that the new direction for our business will be better for the company.

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

Our purchase orders with Asterisk IT and Arezqui Belaid, which form the basis of our contractual obligations to Asterisk IT and Arezqui Belaid, are attached as exhibits to this Form 8-K.

Results of Operations

From the date of our incorporation on June 8, 2004 to March 31, 2007, we have been a development stage company that has generated minimal revenues.

Three month period ended March 31, 2007 compared with the three month period ended March 31, 2006.

We posted an operating loss of $4,226 for the three month period ended March 31, 2007 compared to operating losses of $14,632 for the three month period ended March 31, 2006, and operating losses of $72,062 since inception to March 31, 2007. The principal component of the decrease was due to a decrease in accounting and audit fees and in legal fees.

Our operating expenses for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 are classified primarily into the following three categories:

•

Accounting and auditing fees for the year end audit. The amount incurred by our company during for the three month period ended March 31, 2007 was $1,998, compared to the three month period ended March 31, 2006 of $9,260;

•	Legal fees. The amount incurred by our company during the three month period ended March 31, 2007 was $1,157 compared to $3,550 for the three month period ended March 31, 2006.

Financial Condition, Liquidity and Capital Resources

From inception on June 8, 2004 we have been engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications. We primarily focused on the development and sales of voice over internet protocol (VoIP) services. We have sold NetFone Services Inc (our wholly-owned Canadian subsidiary providing internet protocol phone service). We are in the process of developing our virtual calling card and internet fax offering. We expect that we will be able to offer service toward the end of 2007. Principal capital resources have been acquired through the issuance of common stock.

At March 31, 2007, we had a working capital deficit of $84,679.

At March 31, 2007, we had assets of $1,827.

At March 31, 2007, our total liabilities were $85,096.

At March 31, 2007 we had cash on hand of $417.

Plan of Operation

We intend to continue the development of our business. Our personnel are continuously evaluating new opportunities that become available to better our product offering. This includes:

•	To develop our new product line focusing on virtual calling cards and internet faxing;

•	Evaluating internet, managed IP network and public switched telephone network providers to extend our services, better their quality and reduce their cost; and

We anticipate we will require up to $80,000 – $100,000 for the 12 months ending March 31, 2008 to fund our obligations in respect of our product development and for our ongoing operational expenses.

Development and Deployment Plan

Over the next twelve months, we will be continuously developing and improving our products. We will:

•	Bring to general availability our virtual calling card and internet faxing products; and
•	Improve service and introduce new features

Employees

As of March 31, 2007, we have no employees.

Research and Development

We did not spend any specific funds on research and development activities during the quarter ended March 31, 2007, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

Marketing and Sales Plan

Over the next 12 months, we will continue to develop a sales agent team that will hopefully drive both direct and indirect sales. Eventually, sales agents will be managed by regional sale managers. All sale managers and sales agents will be commission-based independent contractors.

Personnel Plan

We do not currently plan to add more personnel to our company. As we start offering service, we will consider outsourcing customer support or hiring additional personnel.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our virtual calling card and fax products and services throughout the period ending March 31, 2008.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the successful and sufficient market acceptance of new virtual calling card and fax products and services, the continuing successful promotion of our virtual calling card and fax products and services, obtaining additional financing, and finally, maintaining a break even or profitable level of operations. The issuance of additional equity securities by us will result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have incurred operating losses since inception. As we had cash on hand of $417 as at March 31, 2007, management projects that we may require an additional $150,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending March 31, 2008, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2008

Operating expenditures
Marketing & Sales	$25,000
General and Administrative	$15,000
Product development and deployment	$30,000
Working capital	$20,000
Total (including Offering Costs)	$90,000

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

Going Concern

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to March 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through March 31, 2007 have incurred losses of $359,469 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2007 and 2005, there were no common share equivalents outstanding.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $417 as of March 31, 2007. We estimate our average monthly operating expenses to be approximately $25,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our financial statements for the year ended September 30, 2006.

We have been unable to fund our operations with internally generated funds because our business has not generated substantial revenue. Without additional financing, we will need to generate funds internally to fund our operations during the fiscal year ending September 30, 2007 or we will be unable to continue our operations and business.

We currently do not have any operations which generate substantial income or cash flow. We have not generated substantial revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $150,000 for the 12 month period ending March 31, 2008). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2007, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

We have not generated substantial revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending March 31, 2008 in the approximate amount of $150,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

The virtual calling card and internet faxing market is subject to rapid technological change and we depend on new product introduction in order to maintain and grow our business.

The virtual calling card and internet faxing market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

•	the identification of market demand for new products and services;
•	the scalability of our deployed platforms;
•	product and feature selection;
•	timely implementation of product and service offering;
•	service performance;
•	cost-effectiveness of service; and;
•	success of promotional efforts.

We currently deploy software from vendors which we will use to serve virtual calling card and internet faxing to our customers. Should these vendors fail or stop adding features to their platform, our ability to effectively compete will be affected.

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

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. Our competitors may also offer bundled service arrangements offering a more complete product despite the technical merits or advantages of our products. These competitors include calling card companies such as Phonetime and Goldline.

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

The development and marketing of our virtual calling card and internet faxing products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of our president Rafeh Hulays and contractors could delay the development and introduction of, and negatively impact our ability to sell our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees. We currently several contractors including the president of the company, Rafeh Hulays. We have a consulting agreement with our president, Rafeh Hulays, which is terminable at the will of either party. The agreement is non-exclusive and, as a result, Mr. Hulays may provide consulting services to other companies, on the condition that such services do not conflict with the terms of our consulting agreement. Should Mr. Hulays provide consulting services to another company, this would detract from the attention paid to our operations and as a result would slow our product development and marketing efforts.

We rely on third-party companies products for our virtual calling card and internet faxing service. These include the application server. Any delay, interruption or financial difficulties by these vendors would result in delayed or reduced shipments to our customers and may harm our business.

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

If we do not develop and maintain successful partnerships for virtual calling card and internet faxing products, we may not be able to successfully market our solutions.

We are entering into new market areas and our success is partly dependent on our ability to forge new marketing and engineering partnerships. Virtual calling card and internet faxing systems are extremely complex and few, if any, companies possess all the required technology components needed to build a complete end to end solution. We will likely need to enter into partnerships to augment our capabilities and to assist us in marketing complete solutions to our targeted customers. We may not be able to develop such partnerships in the course of our product development due to our products not being compatible or our competitors developing such partnerships before we are able to. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business as a result of any potential conflicts, differing strategies or other difficulties with such partners. In addition, such partnerships may require minimum financial commitments on our parts that we may not be able to meet.

The failure of IP networks to meet the reliability and quality standards required for voice, fax and video communications could render our products obsolete.

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

Future legislation or regulation of the internet and/or voice and/or faxing over IP services could restrict our business, prevent us from offering service or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address access to or commerce on the internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services.

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

Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide virtual calling card and internet faxing services.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president along with our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by to our Registration Statement on Form SB-2 filed December 1, 2004)
3.2	By-laws (incorporated by to our Registration Statement on Form SB-2 filed December 1, 2004)
(10)	Material Contracts
10.1	Consulting Agreement dated July 1, 2004 between Rafeh Hulays and Netfone Services Inc. (incorporated by to our Registration Statement on Form SB-2 filed December 1, 2004)
10.2	Form of Subscription Agreement (incorporated by to our Registration Statement on Form SB-2 filed December 1, 2004)
10.3	Purchase Order to Asterisk IT Pty Ltd. dated January 4, 2007 (incorporated by reference from our current report on Form 8-K filed January 10, 2007)
10.4	Purchase Order to Arezqui Belaid dated January 4, 2007 (incorporated by reference from our current report on Form 8-K filed January 10, 2007)
10.5	Share Purchase Agreement between NetFone, Inc. and Portal One Systems, Inc. dated March 9, 2007 (incorporated by reference from our current report on Form 8-K filed on April 24, 2007)
(31)	Section 302 Certifications
31.1*	Certification of Rafeh Hulays
(32)	Section 906 Certifications
32.1*	Certification of Rafeh Hulays

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFONE, INC.

By: /s/ Rafeh Hulays

Rafeh Hulays, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: May 18, 2007