Form 10QSB
period 2007-06-30
NETFONE INC
filed 2007-08-20
CIK 1307345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,578,000 common shares issued and outstanding as at August 1, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

NETFONE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2007

(Unaudited )

BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO THE FINANCIAL STATEMENTS

NETFONE, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS		June 30, 2007 (Unaudited)	September 30, 2006
Current
Cash		$ 6,362	$ 7,418
Accounts receivable		-	387
Inventory		-	12,081
Prepaid expenses		-	1,215
		6,362	21,101

Deposit		-	13,451
Equipment, net		1,410	12,080

		$ 7,772	$ 46,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities		$ 4,903	$ 30,993
Customer deposits		-	5,140
Due to related parties		109,243	132,400
		$ 114,146	168,533

Stockholders’ Deficit
Common stock
Authorized:
100,000,000	Shares; par value $0.001
Issued and outstanding:
12,578,000	Shares (September 30, 2006: 12,578,000)	12,578	12,578
Additional paid-in capital		263,622	263,622
Accumulated other comprehensive loss		-	(2,592)
Deficit accumulated during the development stage		(382,574)	(395,509)

		(106,374)	(121,901)

		$ 7,772	$ 46,632

The accompanying notes are an integral part of these financial statements.

NETFONE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended		June 8, 2004 (Inception) to June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Expenses
Accounting and audit	$ 13,044	$ 1,025	$ 20,042	$ 10,285	$ 53,864
Bank charges and interest	45	45	163	135	258
Consulting	-	-	673	-	873
Filing fees	20	-	1,917	1,200	5,683
Legal fees	9,797	1,795	11,297	5,840	35,237
Foreign exchange loss (gain)	-	-	779	(2,736)	(748)
Net loss from continuing operations	(22,906)	(2,865)	(34,871)	(14,724)	(95,167)
Gain on sale of subsidiary	-	-	46,065	-	46,065
Net profit (loss) from discontinued operations	-	(28,517)	1,741	(119,055)	(333,472)

Net profit (loss)	$ (22,906)	$ (31,382)	$ 12,935	$ (133,779)	$ (382,574)

Basic and diluted net earnings (loss) per share	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Weighted average number of shares outstanding - basic and diluted	12,578,000	12,578,000	12,578,000	12,578,000

The accompanying notes are an integral part of these financial statements.

NETFONE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30, 2007	Nine months ended June 30, 2006	June 8, 2004 (Inception) to June 30, 2007
Cash flows from operating activities
Net loss from continuing operations	$ (34,871)	$ (14,724)	$ (95,167)
Change in non cash working capital items:
Accounts payable and accrued liabilities	(6,090)	25,150	4,903
Net cash used in continuing operations	(40,961)	(65,213)	(90,264)
Net cash provided by (used in) discontinued operations	10,766	64,919	(312,407)
Net cash used in operating activities	(50,195)	(294)	(402,671)

Cash flows from financing activities
Due to related parties	5,549	-	109,243
Proceeds on sale of Netfone Services Inc.	25,000	-	25,000
Proceeds from issuance of common stock	-	-	276,200
Net cash provided by financing activities	30,549	-	410,443

Cash flows from investing activities
Purchase of equipment	(1,410)	-	(1,410)

Net increase (decrease) in cash	(1,056)	(294)	6,362

Cash, beginning	7,418	680	-

Cash, ending	$ 6,362	$ 386	$ 6,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $382,574 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2	Discontinued Operations

On March 9, 2007 the Company entered into a non arm’s length share purchase agreement with Portal One Systems Inc., a company controlled by its President. Under this agreement, all the shares of Netfone Services Inc. (“NSI”), the Company’s wholly owned Canadian subsidiary were sold for a price of US$25,000 and the forgiveness of inter-company debt totalling $312,392. The sale of NSI resulted in a gain of $46,065.

NETFONE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 2	Discontinued Operations

The results of NSI are treated as discontinued operations for all periods presented and summarized as follows:

	Three months ended		Nine months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Sales	$-	$48,489	$64,743	$117,553
Cost of goods sold	-	(24,031)	(26,899)	(93,767)
Gross margin	-	24,458	37,844	23,786
Operating expenses	-	(52,975)	(36,103)	(142,841)

Net income (loss)	$-	$(28,517)	$1,741	$(119,055)

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Netfone” means Netfone, Inc., unless otherwise indicated.

General

We were incorporated in the State of Nevada on June 8, 2004. From inception of our business on June 8, 2004 until March 9, 2007, we were engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications.

During our quarter ended March 31, 2007, management determined that the Voice over IP market was becoming increasingly competitive with diminishing margins. In addition, we could not acquire additional financing in order for our subsidiary to market its products, pay support staff or maintain equipment, nor did we have the resources to acquire insurance especially related to liability arising from 911emergency calls for our company directly or for our directors. In light of this determination, we sold all of the assets of our wholly owned subsidiary, NetFone Services Inc., with the exception of the software assets purchased on January 4, 2007, which were retained by our company.

We are currently in the process of developing a virtual calling card and internet fax offering. We expect that we will be able to offer service toward the end of 2007.

The address of our principal executive office is Suite 918 – 1030 West Georgia Street, Vancouver, BC, Canada, V6E 2Y3. Our telephone number is 604-676-3410.

Our Current Business

Management has determined that we will become engaged in the business of providing facsimilie by e-mail and virtual calling card services. We ceased our efforts to be an IP Voice Application Service Provider as of March 9, 2007. Management based its decision to cease our previous operations on the belief that the new direction for our business will be better for the company.

On January 4, 2007, we entered into two purchase orders: one with Asterisk IT Pty Ltd., an Australian company, for software and services that will enable us to offer facsimile by e-mail services. The other with Arezqui Belaid, the developer of an Asterisk-based virtual calling card, for installation and support services.

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

The second purchase order is for the installation and support of a billing software for calling card and virtual calling card software. The software is known as Asterisk2Billing. We plan to use the software to offer our future customers virtual calling cards for both prepaid and postpaid telephone calls. Through Asterisk2Billing, we also obtain user management services, web-based customer registration services and automatic PIN creation and authentication services. The system also includes a rating engine with self contained billing, reporting and statistics functions.

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

Results of Operations

From the date of our incorporation on June 8, 2004 to June 30, 2007, we have been a development stage company that has generated minimal revenues.

Three month period ended June 30, 2007 compared with the three month period ended June 30, 2006.

We posted an operating loss of $22,906 for the three month period ended June 30, 2007 compared to a loss of $2,865 for the three month period ended June 30, 2006.

Operating expenses for the three month period ended June 30, 2007 were $22,906 compared to $2,865 for the three month period ended June 30, 2006.

Our operating expenses for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 are classified primarily into the following two categories:

•

professional fees, which consist primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during for the three month period ended June 30, 2007 was $22,841, compared to the three month period ended June 30, 2006 of $2,820; and

•

consulting fees, which consist primarily of fees paid by us to Rafeh Hulays, our president and director. The amount incurred by our company during the three month period ended June 30, 2007 was $nil compared to $nil for the three month period ended June 30, 2006.

Nine month period ended June 30, 2007 compared with the nine month period ended June 30, 2006.

We posted an operating loss of $34,871 for the nine month period ended June 30, 2007 compared to operating loss of $14,724 for the nine month period ended June 30, 2006. The Company has lost $382,574 from inception to date. Operating expenses for the nine month period ended June 30, 2007 were $34,871 compared to $14,724 for the nine month period ended June 30, 2006.

Our operating expenses for the nine month period ended June 30, 2007 compared to the nine month period ended June 30, 2006 are classified primarily into the following three categories:

•

professional fees, which consist primarily of legal fees and accounting and auditing fees for the year end audit. The amount incurred by our company during for the nine month period ended June 30, 2007 was $31,339, compared to the nine month period ended June 30, 2006 of $16,125; and

•

consulting fees, which consist primarily of fees paid by us to Rafeh Hulays, our president and director. The amount incurred by our company during the nine month period ended June 30, 2007 was $673 compared to $nil for the nine month period ended June 30, 2006.

Financial Condition, Liquidity and Capital Resources

From inception on June 8, 2004 to March 9, 2007 we were engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications. We primarily focused on the development and sales of voice over internet protocol (VoIP) services. On March 9, 2007, we sold all of the assets of our wholly owned subsidiary, NetFone Services Inc., with the exception of the software assets acquired on January 4, 2007 which were retained by our company. We are now in the process of developing our virtual calling card and internet fax offering. We expect that we will be able to offer service toward the end of 2007. Principal capital resources have been acquired through the issuance of common stock.

At June 30, 2007, we had a working capital deficit of $107,784.

At June 30, 2007, we had current assets of $6,362.

At June 30, 2007, our total liabilities were $114,146.

At June 30, 2007 we had cash on hand of $6,362.

Plan of Operation

We intend to continue the development of our business. Management is continuously evaluating new opportunities that become available to better our product offering. This includes:

•	To develop our new product line focusing on virtual calling cards and internet faxing;
•	Evaluating internet, managed IP network and public switched telephone network providers to extend our services, better their quality and reduce their cost; and

We anticipate we will require up to $80,000 – $100,000 for the 12 months ending June 30, 2008 to fund our obligations in respect of our product development and for our ongoing operational expenses.

Development and Deployment Plan

Over the next twelve months, we will be continuously developing and improving our products. We will:

•	Bring to general availability our virtual calling card and internet faxing products; and

•	Improve service and introduce new features.

Employees

As of June 30, 2007, we have no employees.

Research and Development

We did not spend any specific funds on research and development activities during the quarter ended June 30, 2007, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

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

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our virtual calling card and fax products and services throughout the period ending June 30, 2008.

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

We have incurred operating losses since inception. As we had cash on hand of $6,362 as at June 30, 2007, management projects that we may require an additional $150,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending June 30, 2008, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2008

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

We have historically incurred losses, and through June 30, 2007 have incurred losses of $382,574 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2007 and 2006, there were no common share equivalents outstanding.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $6,362 as of June 30, 2007. We estimate our average monthly operating expenses to be approximately $25,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our financial statements for the year ended September 30, 2006.

We have been unable to fund our operations with internally generated funds because our business has not generated substantial revenue. Without additional financing, we will need to generate funds internally to fund our operations during the fiscal year ending September 30, 2007 or we will be unable to continue our operations and business.

We currently do not have any operations which generate substantial income or cash flow. We have not generated substantial revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $150,000 for the 12 month period ending June 30, 2008). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2007, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

We have not generated substantial revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending June 30, 2008 in the approximate amount of $150,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president along with our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

Date: August 20, 2007