Form 10KSB
period 2007-09-30
NETFONE INC
filed 2008-01-15
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number 000-52317


                                  NETFONE, INC.
                 (Name of small business issuer in its charter)

           Nevada                                       98-0438201
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 Suite 918 - 1030 West Georgia Street
         Vancouver, BC  V6E 2Y3                           V6E 2Y3
(Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number (604) 676-3410

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
            Nil                                           Nil

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Shares, par value $0.001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

State issuer's revenues for its most recent fiscal year.  $NIL

Issuer's   aggregate   market  value  of  the  voting   common  equity  held  by
non-affiliates at January 14, 2008 was: 4,688,000 common shares USD $4,578

----------
(1) computed by reference to the price at which the common equity was sold

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

12,658,000 shares of common stock issued and outstanding as of January 14, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No |X|

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

As used in this annual report, the terms "we", "us", "our", and "NetFone" means Netfone, Inc. and our wholly owned subsidiary, Netfone Services, Inc., unless otherwise indicated.

BUSINESS DEVELOPMENT

We were incorporated in the State of Nevada on June 8, 2004. From inception of our business on June 8, 2004 to March 7, 2007, we were engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications. This business plan has been abandoned due to declining margins and increased competition in the field. The Company is now focusing on the business of internet faxes and other potential online communications.

The address of our principal executive office is Suite 918 - 1030 West Georgia Street, Vancouver, BC, Canada, V6E 2Y3. Our telephone number is 604-676-3410.

OUR CURRENT BUSINESS

During our year ended September 30, 2007, management determined that the Voice over IP market was becoming increasingly competitive with diminishing margins. In addition, we could not acquire additional financing in order for our subsidiary to market its products, pay support staff or maintain equipment, nor did we have the resources to acquire insurance especially related to liability arising from 911emergency calls for our company directly or for our directors. In light of this determination, we sold all of the assets of our wholly owned subsidiary, NetFone Services Inc., with the exception of the software assets purchased on January 4, 2007, which were retained by our company.

We are currently in the process of developing a virtual calling card and internet fax offering. We expect that we will be able to offer service early in 2008.

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

We paid Asterisk $1,410 for the installation of the Asterfax software, the license of the software for one year and one year of e-mail support from Asterisk. Following the first year, we will be billed $260 per server per year for e-mail support. Telephone support, if we choose that option in future, will cost $1,200 per server per year.

We paid Arezqui Belaid $450 for the installation of the Asterisk2billing software and 5 hours of technical support. We will be charged $50 per hour for additional hours of technical support, if we require them.

The total cost under these purchase orders, except for any additional e-mail or phone support we may request, is $1,860.

Our purchase orders with Asterisk IT and Arezqui Belaid, which form the basis of our contractual obligations to Asterisk IT and Arezqui Belaid, are attached as exhibits to this Form 8-K.

DIRECT SALES

Over the next 12 months, we plan to develop a sales agent team that will hopefully drive both direct and indirect sales. Eventually, sales agents will be managed by regional sale managers. All sale managers and sales agents will be commission-based independent contractors.

EMPLOYEES

As of January 10, 2007, the Company has no employees.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the year ended September 30, 2007, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements." Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $3,655 as of September 30, 2007. We estimate our average monthly operating expenses to be approximately $5,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our financial statements for the year ended September 30, 2007.

WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH INTERNALLY GENERATED FUNDS BECAUSE OUR BUSINESS HAS NOT GENERATED SUBSTANTIAL REVENUE. WITHOUT ADDITIONAL FINANCING, WE WILL NEED TO GENERATE FUNDS INTERNALLY TO FUND OUR OPERATIONS DURING THE FISCAL YEAR ENDING SEPTEMBER 30, 2008 OR WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS AND BUSINESS.

We currently do not have any operations which generate substantial income or cash flow. We have not generated substantial revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $60,000 for the 12 month period ending September 30, 2007). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2007, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

WE HAVE NOT GENERATED SUBSTANTIAL REVENUE FROM OUR BUSINESS AND WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE NEAR FUTURE. IF WE ARE NOT ABLE TO OBTAIN FUTURE FINANCING WHEN REQUIRED, WE MIGHT BE FORCED TO DISCONTINUE OUR BUSINESS.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending September 30, 2008 in the approximate amount of $60,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

BECAUSE   WE  HAVE  TWO   DIRECTORS,   DEADLOCKS   MAY  OCCUR  IN  OUR   BOARD'S
DECISION-MAKING PROCESS, WHICH MAY DELAY OR PREVENT CRITICAL DECISIONS FROM BEING MADE.

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

The virtual calling card and internet faxing market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

     *    the identification of market demand for new products and services;

     *    the scalability of our deployed platforms;

     *    product and feature selection;

     *    timely implementation of product and service offering;

     *    service performance;

     *    cost-effectiveness of service; and;

     *    success of promotional efforts.

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

While we perform most of our server maintenance internally, we rely on subcontractors for tasks such as firewall protection, application of security patches and regular backup of our servers' data.

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

WE RELY ON THIRD PARTY NETWORK SERVICE PROVIDERS TO ORIGINATE AND TERMINATE SUBSTANTIALLY ALL OF OUR PUBLIC SWITCHED TELEPHONE NETWORK CALLS.

Our service depends on the availability of third party network service providers that provide telephone numbers and public switched telephone network (PSTN) call termination and origination services for our customers. These network service providers supply us with digital telephone lines and numbers that interface to our VoIP network through Netfone's owned gateways. Many of these network service providers have been affected by the downturn in the telecommunications industry and may be forced to terminate the services that we will depend on. The time to interface our technology to another network service provider, if available, and the time to transfer our customer's numbers to the new carrier, if at all possible may take up to two months, would impair our operations and ability to generate revenue.

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

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company's operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND THE NADSD'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal executive offices are currently located at Suite 918 - 1030 West Georgia Street, Vancouver, BC, V6E 2Y3. We currently do not have a formal rental agreement as we have updated our business model and have reduced our operations.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol "NFON." The following quotations obtained from Stockwatch reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

Our common shares are issued in registered form. Nevada Agency & Trust Company, Suite 880 - Bank of America Plaza, 50 West Liberty Street, Reno, Nevada 8950 (Telephone: (775) 322-0626; Facsimile: (775) 322-5623) is the registrar and transfer agent for our common shares.

On January 9, 2007 the shareholders' list of our common shares showed 7 registered shareholders and 12,688,000 shares outstanding.

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended September 30, 2007 and 2006 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

PLAN OF OPERATIONS

From the date of our incorporation on June 8, 2004 to September 30, 2007, we have been a start up company that has not generated substantial revenues.

 Our operating expenses are classified primarily into the following three categories:

     * legal fees incurred by our company during the year ended September 30, 2006 was $7,685 and during the year ended September 30, 2007 was $18,514;

     * accounting fees incurred by our company during the year ended September 30, 2006 was $11,424 and during the year ended September 30, 2007 was $35,302;

     * during the year ended September 30, 2007, expenses from continuing operations incurred were $NIL for office and general expenses, $NIL for travel and promotion expenses, and during the year ended September 30, 2007 expenses incurred were $537 for office and general expenses, $NIL for travel and promotion expenses.

We intend to continue the development of our business. We are continuously evaluating new opportunities that become available to better our product offering. This includes:

     * Improvement of our current products for ease of use and further functionality;

     * Evaluating internet, managed IP network and public switched telephone network providers to extend our services, better their quality and reduce their cost; and

     * Evaluating terminal devices, network equipment and application servers that will improve the performance of our service and maintain our competitiveness.

We anticipate we will require up to $60,000 for the 12 months ending September 30, 2007 to fund our obligations in respect of our product development and for our ongoing operational expenses.

DEVELOPMENT AND DEPLOYMENT PLAN

Over the next twelve months, we will be continuously developing and improving our products. We will:

     * Continue to automate our backend processes such as provisioning, billing and support;

     *    Improve service and introduce new features; and

     *    Deploy our Advanced Business Service.

MARKETING AND SALES PLAN

Over the next 12 months, we plan to develop a sales agent team that will hopefully drive both direct and indirect sales. Eventually, sales agents will be managed by regional sale managers. All sale managers and sales agents will be commission-based independent contractors.

PERSONNEL PLAN

We do not currently plan to add more personnel to our company. As the number of our subscribers increase, we will consider outsourcing customer support or hiring additional personnel.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our principal capital resources have been through the issuance of common stock and shareholder loans, advances from related parties.

At September 30, 2007, we had working capital deficit of $20,476.

At September 30, 2007, our total assets were $5,320 which consisted primarily of cash of $3,655, accounts receivable of $307and equipment of $1,358.

At September 30, 2007, our total liabilities were $133,751.

For the year ended September 30, 2007, we posted losses of $24,052 compared to $164,782 for the year ended September 30, 2006. The principal components of the losses for the year ended September 30, 2007 were consulting fees, accounting fees, legal fees and salaries.

Operating expenses for the year ended September 30, 2007 were $71,278 compared to $19,289 for the year ended September 30, 2006.

At September 30, 2007, we had cash on hand of $3,655.

CASH REQUIREMENTS

Presently, we currently are not generating revenues. Management projects that we will require additional funding to maintain our current operations and to enable us to address our current and ongoing expenses and continue with the marketing and promotion activity connected with the development of the virtual calling card and internet fax service.

There is doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the development of virtual calling card and internet fax service, profitable commercialization of the service, and obtaining additional financing. The issuance of additional equity securities by us will result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have incurred operating losses since inception. As we had cash on hand of $3,655 as at September 30, 2007, management projects that we may require an additional $60,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending September 30, 2008, broken down as follows:

ESTIMATED FUNDING REQUIRED DURING THE TWELVE MONTH PERIOD ENDING SEPTEMBER 30, 2008

Operating expenditures

         Marketing & Sales                           $10,000

         General and Administrative                  $15,000

         Product development and deployment          $25,000

         Working capital                             $10,000
                                                     -------

Total (including Offering Costs)                     $60,000
                                                     =======

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for year ended September 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

GOING CONCERN

Due to our being a development stage company and not having generated substantial revenues, in their report on our financial statements for the year ended September 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through September 30, 2007 have incurred losses of $419,561 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We consider the following to be our critical accounting policies:

We account for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income
Taxes"   ("Statement  109").  Under  Statement  109,  deferred  tax  assets  and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition". Revenues are recognized when product delivery has occurred, the services have been rendered and collection is reasonably assured. Revenue relating to VoIP services is recognized on a straight-line basis over the term of the contract.

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

The Report of Dale Matheson Carr-Hilton Labonte LLP for the audited financial statements for the years ended September 30, 2007 is included herein immediately preceding the audited financial statements.

NETFONE, INC. (AUDITED):

Report of Dale Matheson Carr-Hilton Labonte LLP dated January 8, 2008        16

Balance Sheets at September 30, 2007.                                        17

Statements of Operations  for the years ended  September 30, 2007 and 2006, and for the period from June 8, 2004 (inception) to
September 30, 2007.                                                          18

Statements of Cash Flows for the years ended  September  30, 2007 and 2006, and for the period from June 8, 2004, (inception) to
September 30, 2007.                                                          19

Statement of changes of  stockholders  equity from June 8, 2004
(inception) to September 30, 2007.                                           20

Notes to the Financial Statements                                            21

               LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP
                              CHARTERED ACCOUNTANTS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NetFone, Inc.

We have audited the accompanying consolidated balance sheets of NetFone, Inc. (a development stage company) as of September 30, 2007 and 2006, and the consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and the period from June 8, 2004 (Inception) to September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of its operations and cash flows for the years then ended and the period from June 8, 2004 (Inception) to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has limited working capital available raising substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business and ultimately to attain profitable operations. Management's plans in regard to these matters are described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                     /s/ "DMCL"
                                           -------------------------------------

                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
January 8, 2008

                                  NETFONE, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,
                                                                         2007                2006
                                                                       ---------           ---------
                                     ASSETS

CURRENT
  Cash                                                                 $   3,655           $   7,418
  Accounts receivable                                                        307                 387
  Inventory                                                                   --              12,081
  Prepaid expenses and deposits                                               --               1,215
                                                                       ---------           ---------

                                                                           3,962              21,101

DEPOSIT (Note 4)                                                              --              13,451
EQUIPMENT (Note 5)                                                         1,358              12,080
                                                                       ---------           ---------

                                                                       $   5,320           $  46,632
                                                                       =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                             $  24,438           $  30,993
  Customer deposits                                                           --               5,140
  Due to related party (Note 8)                                          109,243             132,400
                                                                       ---------           ---------

                                                                         133,681             168,533
                                                                       ---------           ---------
CONTINGENCY (Note 1)

SUBSEQUENT EVENT (Note 9)

STOCKHOLDERS' DEFICIT
Common stock (Note 6)
  Authorized:
    100,000,000 shares; par value of $0.001
  Issued and outstanding:
    12,658,000 shares (September 30, 2006: 12,578,000 shares)             12,658              12,578
Additional paid in capital                                               278,542             263,622
Accumulated other comprehensive loss                                          --              (2,592)
Deficit accumulated during the development stage                        (419,561)           (395,509)
                                                                       ---------           ---------

                                                                        (128,361)           (121,901)
                                                                       ---------           ---------

                                                                       $   5,320           $   6,632
                                                                       =========           =========

   The accompanying notes are an integral part of these financial statements

                                 NETFONE, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Cumulative from
                                                                                             June 8, 2004
                                                                                              (inception)
                                                                                               through
                                                 September 30,         September 30,         September 30,
                                                     2007                  2006                  2007
                                                  -----------           -----------           -----------
EXPENSES
  Accounting and audit fees                       $    35,302           $    11,424           $    69,124
  Depreciation                                             52                    --                    52
  Bank fees and interest                                  208                   180                   303
  Consulting fees (Note 8)                             14,423                    --                14,623
  Filing fees and incorporation costs                   2,053                    --                 5,819
  Foreign exchange gain                                   779                    --                  (748)
  Legal fees                                           18,514                 7,685                42,454
  Office and general expense                              527                    --                   527
                                                  -----------           -----------           -----------

NET LOSS FROM CONTINUING OPERATIONS                    71,858                19,289               132,154
                                                  -----------           -----------           -----------
DISCONTINUED OPERATIONS (Note 3)
   Profit (loss) from operations                       (1,741)              145,493               333,472
   Gain on sale of subsidiary                          46,065                    --                46,065
                                                  -----------           -----------           -----------

NET LOSS                                          $    24,052           $   164,782           $   419,561
                                                  ===========           ===========           ===========

BASIC AND DILUTED NET LOSS PER SHARE              $     (0.00)          $     (0.01)
                                                  ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                   12,587,260            12,045,392
                                                  ===========           ===========


    The accompanying notes are an integral part of these financial statements

                                  NETFONE, INC.
                          (A Development Stage Company)
                       CONSOLIDTED STATEMENTS OF CASH FLOW

                                                                                                Cumulative since
                                                                                                  June 8, 2004
                                                                                                  (inception)
                                                                                                    through
                                                          September 30,       September 30,       September 30,
                                                              2007                2006                2007
                                                            ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                       $ (71,858)          $ (19,289)          $(132,154)
  Add item not affecting cash:
    Depreciation                                                   52                  --                  52
  Changes  in operating assets and liabilities:
    Accounts receivable                                          (307)                 --                (307)
    Accounts payable and accrued liabilities                   19,446               2,462              24,438
                                                            ---------           ---------           ---------
Net cash used in continuing operations                        (52,667)            (16,827)           (107,901)

Net cash provided by (used in) discontinued operations         11,196             (44,635)           (312,407)

Net cash used in operating activities                         (41,471)            (61,462)           (420,238)
                                                            ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from (to) related party                               (882)                 --             109,243
  Proceeds on sale of Netfone Services Inc.                    25,000                  --              25,000
  Proceeds from issuance of common stock                       15,000              68,200             291,200
                                                            ---------           ---------           ---------

Net cash provided by financing activities                      39,118              68,200             425,443
                                                            ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment additions                                          (1,410)                 --              (1,410)
                                                            ---------           ---------           ---------

Net increase (decrease) in cash                                (3,763)              6,738               3,655

Cash, beginning                                                 7,418                 680                  --
                                                            ---------           ---------           ---------

Cash, ending                                                $   3,655           $   7,418           $   3,655
                                                            =========           =========           =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                  $      --           $      --           $      --
                                                            =========           =========           =========
  Income taxes                                              $      --           $      --           $      --
                                                            =========           =========           =========


    The accompanying notes are an integral part of these financial statements

                                  NETFONE, INC.
                          (A Development Stage Company)
                 CONSOLIDTED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                             Deficit
                                                                           Accumulated     Accumulated
                                       Common Stock          Additional       Other         During the
                                    ---------------------     Paid-in     Comprehensive    Development
                                    Number      Par Value     Capital      Income (Loss)      Stage         Total
                                    ------      ---------     -------      -------------      -----         -----
Balance, June 8, 2004
 (Date of Inception)                     --      $    --     $     --       $    --        $      --     $      --
Issued for cash:
  Common stock at $0.001          8,000,000        8,000           --            --               --         8,000
  Common stock at $0.05           4,000,000        4,000      196,000            --               --       200,000
Net loss                                 --           --           --            --          (34,665)      (34,665)
Foreign currency translation             --           --           --          (555)              --          (555)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2004      12,000,000       12,000      196,000          (555)         (34,665)      172,780
Net loss                                 --           --           --            --         (196,062)     (196,062)
Foreign currency translation             --           --           --         1,514               --         1,514
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2005      12,000,000       12,000      196,000           959         (230,727)      (21,768)
Issued for cash:
  Common stock at $0.10             474,000          474       46,926            --               --        47,400
  Common stock at $0.20             104,000          104       20,696            --               --        20,800
Net loss                                 --           --           --            --         (164,782)     (164,782)
Foreign currency translation             --           --           --        (3,551)              --        (3,551)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2006      12,578,000       12,578      263,622        (2,592)        (395,509)     (121,901)
Foreign currency translation             --           --           --         2,592               --         2,592
Exercise of warrants                 80,000           80       14,920            --               --        15,000
Net loss                                 --           --           --            --          (24,052)      (24,052)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2007      12,658,000      $12,658     $278,542       $    --        $(419,561)    $(128,361)
                                 ==========      =======     ========       =======        =========     =========


    The accompanying notes are an integral part of these financial statements

                                  NETFONE, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007


NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada, United States of America on June 8, 2004. The Company is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises." From inception of the business on June 8, 2004 until March 9, 2007 (See Note 3), the Company was engaged in the development of communication technology and services for internet protocol, telephony and video applications. On March 9, 2007, the Company disposed of its subsidiary Netfone Services Inc. ("NSI"). The Company is currently in the process of developing a virtual calling card and internet fax service.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $419,561 at September 30, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management will continue to seek equity financing to fund the development of the virtual calling card and internet fax service to commercialization. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States. These financial statements include the results of the Company and that of its wholly own subsidiary NSI to the date of its disposal on March 9, 2007.

INVENTORY
Inventory consists of telecommunications hardware and is valued at the lower of cost on a first in first out basis and net realizable value.

REVENUE RECOGNITION
The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition". Revenues are recognized when persuasive evidence of an arrangement exists, product delivery has occurred, the services have been rendered, the price is fixed or determinable and collection is reasonably assured.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in US dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign denominated monetary assets and liabilities are translated into their US dollar equivalents using foreign exchange rates which prevail at the balance sheet date. Non-monetary assets are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations; whereas, adjustments arising from translation of financial statements of the Company's subsidiaries during the consolidation process are included as a separate component of shareholders' equity called other comprehensive income (loss).

DEVELOPMENT STAGE COMPANY
The Company complies with SFAS No. 7, "Development Stage Enterprises", and the Securities and Exchange Commission ("SEC") Act Guide 7 for its characterization of the Company as development stage.

EQUIPMENT
Equipment consists of computer equipment and software which are recorded at cost. Depreciation is provided using the straight-line method over three years, the estimated useful lives of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS
Equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value. To date, management has not determined there to be any impairment to equipment.

USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS PER SHARE
The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2006 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

STOCK-BASED COMPENSATION
Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share Based Payments", using the modified prospective transition method. Under this transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

To date the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

COMPARATIVE NUMBERS
Certain comparative numbers have been reclassified to comply with current year's presentation. RECENT ACCOUNTING PRONOUNCEMENTS In December 2007, the FASB issued SFAS 141R, BUSINESS COMBINATIONS. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in our fiscal year beginning November 1, 2009. We are evaluating the impact adopting SFAS 141R will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company's financial statements upon adoption.

NOTE 3 - DISCONTINUED OPERATIONS

On March 9, 2007 the Company entered into a non arm's length share purchase agreement with Portal One Systems Inc., a company controlled by its President. Under this agreement, all the shares of Netfone Services Inc. ("NSI"), the Company's wholly owned Canadian subsidiary, were sold for cash of $25,000, the forgiveness of $338,710 owed to the Company by NSI and the assumption of the Company's related party debt of $22,275 by NSI. The results of NSI have been treated as discontinued operations in these financial statements and are as follows:

                                                               Cumulative since
                                                                 June 8, 2004
                                                                 (inception)
                                                                   through
                          September 30,      September 30,       September 30,
                              2007               2006                2007
                            ---------          ---------           ---------
Sales                       $ 64,743           $ 161,694           $ 276,494
COGS                         (26,899)           (113,370)           (224,598)
                            --------           ---------           ---------
                            $ 37,844           $  48,324           $  51,896

Operating expenses           (36,103)           (193,817)           (385,368)
                            --------           ---------           ---------

Net profit (loss)           $  1,741           $(145,493)          $(333,472)
                            ========           =========           =========

The sale of NSI resulted in a gain of $46,065 calculated as follows:

Assets                                                     $  44,474
Liabilities                                                 (381,964)
                                                           ---------
Negative book value                                         (337,490)
Proceeds on sale of NSI                                      (25,000)
Assumption of Company's related party debt by NSI            (22,275)
Forgiveness of debt of NSI                                   338,710
                                                           ---------
Gain on disposition of NSI                                 $ (46,055)
                                                           =========

NOTE 4 - DEPOSIT

During the year ended September 30, 2005, the Company obtained the use of an on-line credit card service to process customer payments. Pursuant to this service agreement, the Company was required to provide a deposit of $13,451. The deposit was disposed of during the sale of NSI.

NOTE 5 - EQUIPMENT

Equipment consisted of the following:
                                                                          2006
                                             Accumulated     Net Book   Net Book
                                    Cost     Depreciation      Value      Value
                                    ----     ------------      -----      -----

Computer equipment and software    $ 1,410      $  52         $ 1,358   $ 12,080
                                   =======      =====         =======   ========

NOTE 6 - CAPITAL STOCK

During the year ended September 30, 2006, warrant holders exercised 474,000 Series A warrants, and 104,000 Series B warrants. The Company received $47,400 and $20,800, respectively, from the exercise of these warrants.

During the year-ended September 30, 2007, warrant holders exercised 10,000 Series A Warrants and 70,000 Series B Warrants. The Company received $1,000 and $14,000 respectively from the exercise of these warrants.

At September 30, 2007, there were no options or share purchase warrants outstanding.

NOTE 7 - INCOME TAXES

As of September 30, 2007, the Company has estimated tax loss carry forwards for tax purposes of approximately $86,000 (2006: $113,000), which expire by 2029. These amounts may be applied against future federal taxable income. Utilization of these carry forwards is dependent on the Company generating sufficient future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The Company reviews its valuation allowance requirements annually based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance would generally be reflected in current income.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes. The components of these differences are as follows:

                                                    September 30,
                                             2007                2006
                                           --------            ---------
Non-capital tax loss carryfowards          $ 86,000            $ 113,000
Statutory tax rate                               35%                  35%
Effective rate                                   --                   --
                                           --------            ---------
Future income tax asset                      30,100               39,550
Less: valuation allowance                   (30,100)             (39,550)
                                           --------            ---------

Net deferred income tax asset              $     --            $      --
                                           ========            =========

NOTE 8 - RELATED PARTY TRANSACTIONS

At September 30, 2007, the Company owed $79,253 (September 30, 2006: $130,276) to the President of the Company, and $29,990 (September 30, 2006: $2,124) to a shareholder of the Company. These amounts are unsecured, non-interest bearing and have no set terms of repayment. During the year ended September 30, 2007, $13,500 (2006 - $Nil) was paid to a company controlled by a shareholder and $Nil (2006 - $39,451) to its president for consulting services.

During the year ended September 30, 2007, the Company sold its wholly owned subsidiary, NSI, to its President (See Note 3).

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties, and are within the scope of normal operating activity.

NOTE 9 - SUBSEQUENT EVENT

Subsequent to year end, a shareholder advanced the Company $11,300 for working capital purposes. This amount is unsecured, non-interest bearing and has no set terms of repayment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our previous independent registered public accounting firm, Cinnamon Jang Willoughby & Company, provided audit and other services during the years ended September 30, 2006 and 2005. The company changed policies to cease providing services to US public companies.

As of August 28, 2006, we changed our independent registered public accounting firm to Dale Matheson Carr-Hilton Labonte. They provided audit and other services during the year ended September 30, 2007. ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our company's president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

                       Position Held                        Date First Elected
    Name              With the Company         Age            or Appointed
    ----              ----------------         ---            ------------

Rafeh Hulays        President, Treasurer,      39               June 8, 2004
                   Secretary and Director

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

RAFEH HULAYS, PRESIDENT, TREASURER, SECRETARY AND DIRECTOR

Dr. Hulays became our President, Treasurer, Secretary and a Director on June 8, 2004.

Dr. Hulays received his Ph.D. in Electrical and Computer Engineering from the University of British Columbia. At the University, Dr. Hulays participated in the Advanced Communications Technology Satellite (ACTS) propagation experiment (A NASA-JPL-CRC project). He also worked as a prime Research Assistant on several contracts funded by the Communications Research Centre to study the effect of precipitation on broadband wireless communication systems. Dr. Hulays worked as a Systems Design Engineer at PCS Wireless, Inc. and was later promoted to the position of Technology and Advanced R&D Manager where he was responsible for due diligence on companies and technologies, new product assessment and provided technical advice to senior management. He also handled the patent profile for the company. As a Program Manager at Elcombe Systems Limited (Now part of March Networks, a Newbridge networks spin-off between March 1998 and May
2000), Dr. Hulays was responsible for the overall development of the company's new generation product. This included the business definition, business model, recruiting and managing the development team. As Vice President of R&D/Advance Services at Milinx Business Services (between May 2000 and May 2001), Dr. Hulays was responsible for the delivery of the company's next generation of services focusing on (1) telephony services such as Unified Messaging, (2) next generation voice and data services, and (3) next generation wireless voice and data services. Dr. Hulays was a founder, Chief Technical Officer and Director of Universco BroadBand Networks and Universco BroadBand Americas, Inc. between June 2001 and September 2004.

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

The particulars of compensation paid to the following persons:

     *    our chief executive officer;

     * each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year ended September 30, 2007, and whose total salary and bonus exceeds $100,000 per year; and

     * any additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our three most recently completed fiscal years ended September 30, 2007, are set out in the following summary compensation table.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                    Long Term Compensation (1)
                                    ----------------------------       -------------------------------------
                                                                        Awards                       Payouts
                                                                       -------------------------    --------
                                                                       Securities     Restricted
                                                         Other         Underlying      Shares or
                                                        Annual          Options/       Restricted                All Other
Name and Principal                                      Compen-           SARs           Share        LTIP        Compen-
Position                    Year    Salary      Bonus   sation (1)      Granted          Units        Payouts      sation
--------                    ----    ------      -----   ----------      -------          -----        -------      ------
Rafeh Hulays                2007    Nil          Nil       Nil            Nil             Nil           Nil          Nil
President, Treasurer,       2006    $39,451      Nil       Nil            Nil             Nil           Nil          Nil
Secretary and Director(2)   2005    $42,854      Nil       Nil            Nil             Nil           Nil          Nil

----------
(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.
(2)  Rafeh Hulays became our president, treasurer and secretary June 8, 2004.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

During the year ended September 30, 2007, we did not grant any stock options to any of our executive officers. There were no stock options outstanding as at September 30, 2007. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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


Name and Address                    Amount and Nature of           Percentage
of Beneficial Owner                 Beneficial Ownership           of Class(1)
-------------------                 --------------------           -----------

Rafeh Hulays
2113 Trafalgar Street
Vancouver, BC V6K 3S7                   7,840,000                          62%

Walid Salem
209 Flamborough Way
Kanata, ON K2W 1G6                        160,000                          1.3%

Directors and Executive Officers
 as a Group                             8,000,000 Common Shares           63.6%

----------
(1) Based on 12,578,000 shares of common stock issued and outstanding as of January 9, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

----------
* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm, Dale Matheson Carr Hilton-Labonte and Cinnamon Jang Willoughby & Company, provided audit and other services during the years ended September 30, 2007 and 2006 respectively as follows:

                             2007             2005
                            -------          ------

AUDIT FEES                  $35,302          $7,106

AUDIT RELATED FEES          Nil              Nil

TAX FEES                    $Nil             Nil

ALL OTHER FEES              $Nil             $Nil
                            -------          ------

TOTAL FEES                  $35,302          $7,106
                            =======          ======

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Cinnamon Jang Willoughby & Company is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or

     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Cinnamon Jang Willoughby & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Cinnamon Jang Willoughby & Company's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFONE, INC.


By: /s/ Rafeh Hulays
----------------------------------------------------------
Rafeh Hulays, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: January 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Rafeh Hulays
----------------------------------------------------------
Rafeh Hulays, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Date: January 15, 2008