Form 10QSB
period 2007-12-31
NETFONE INC
filed 2008-02-14
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to __________

                        Commission file number 000-52317


                                  NETFONE, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       98-0438201
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,578,000 common shares issued and outstanding as at February 14, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                    December 31,       September 30,
                                                                       2007                2007
                                                                     ---------           ---------
                                                                    (Unaudited)          (Audited)
                                     ASSETS

CURRENT
  Cash                                                               $   3,257           $   3,655
  Accounts receivable                                                      307                 307
                                                                     ---------           ---------
                                                                         3,564               3,962

Equipment, net                                                           1,358               1,358
                                                                     ---------           ---------

                                                                     $   4,922           $   5,320
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                           $  16,440           $  24,438
  Due to related party                                                 120,543             109,243
                                                                     ---------           ---------

                                                                       136,983             133,681
                                                                     ---------           ---------
Common stock
  Authorized:
    100,000,000 shares; par value $0.001
    Issued and outstanding:
    12,578,000 shares (September 30, 2007: 12,578,000)                  12,658              12,658
  Additional paid-in capital                                           278,542             278,542
Deficit accumulated during the development stage                      (423,261)           (419,561)
                                                                     ---------           ---------

                                                                       132,061)           (128,631)
                                                                     ---------           ---------

                                                                     $   4,922           $   5,320
                                                                     =========           =========

   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   June 8, 2004
                                                     Three months ended            (Inception)
                                               December 31,      December 31,      December 30,
                                                  2007              2006              2007
                                               -----------       -----------       -----------
EXPENSES
  Accounting fees                              $     1,500       $     5,000       $    70,624
  Depreciation                                          --                --                52
  Bank fees and interest                                45                47               348
  Consulting fees                                       --                --            14,623
  Filing fees and incorporation costs                1,502             1,580             7,321
  Legal fees                                           653               343            43,107
  Foreign exchange gain (loss)                          --               580              (748)
  Office and general expenses                           --                --               527
                                               -----------       -----------       -----------

NET LOSS FROM CONTINUED OPERATIONS                   3,700             7,550           135,854

DISCONTINUED OPERATIONS
  Profit (loss) from operations                         --             3,339          (333,472)
  Gain on sale of subsidiary                            --                --            46,065
                                               -----------       -----------       -----------

NET LOSS                                       $     3,700       $     4,211       $   423,261
                                               ===========       ===========       ===========

BASIC AND DILUTED NET
 LOSS PER SHARE                                $     (0.00)      $     (0.00)
                                               ===========       ===========
WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                   12,578,000        12,578,000
                                               ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                  June 8, 2004
                                                                  Three months ended             (Inception) to
                                                           December 31,        December 31,        December 31,
                                                              2007                2006                2007
                                                            ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $  (3,700)          $  (7,550)          $(135,854)
  Add item not affecting cash
    Amortization                                                   --                  --                  52
  Changes in operating assets and liabilities
    Accounts receivable                                            --                  --                (307)
     Accounts payable and accrued liabilities                  (7,998)              2,880              16,440
                                                            ---------           ---------           ---------
Net cash used in continuing operations                        (11,698)             (4,670)           (119,669)

Net cash provided by (used in) discontinued
operations                                                         --              (1,186)           (312,407)
                                                            ---------           ---------           ---------
Net cash provided used in operating activities                (11,698)             (5,856)           (432,076)
                                                            ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related party                                         11,300               9,700             120,543
  Proceeds from sale of Netfone Services Inc.                      --                  --              25,000
  Proceeds of common stock issuances                               --                  --             291,200
                                                            ---------           ---------           ---------

Net cash provided by financing activities                      11,300               9,700             436,743
                                                            ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment (additions) dispositions                               --                 157              (1,410)
                                                            ---------           ---------           ---------
Net cash from (used) in investing activities                       --                 157              (1,410)
                                                            ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                  (398)              4,001               3,257

CASH, BEGINNING                                                 3,655               7,418                  --
                                                            ---------           ---------           ---------

CASH, ENDING                                                $   3,257           $  11,419           $   3,257
                                                            =========           =========           =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                    $      --           $      --           $      --
                                                            =========           =========           =========
  Cash paid for taxes                                       $      --           $      --           $      --
                                                            =========           =========           =========

   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTE TO THE FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

GENERAL

We are in the process of developing our virtual calling card and internet fax offering. We expect that we will be able to offer service toward the end of 2008. We have sold NetFone Services Inc (our wholly-owned Canadian subsidiary providing internet protocol phone service). We were incorporated in the State of Nevada on June 8, 2004. From inception of our business on June 8, 2004, we were engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications.

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

RESULTS OF OPERATIONS

From the date of our incorporation on June 8, 2004 to December 31, 2007, we have been a development stage company that has generated minimal revenues.

THREE MONTH PERIOD ENDED DECEMBER 31, 2007 COMPARED WITH THE THREE MONTH PERIOD ENDED DECEMBER 31 2006.

We posted an operating loss of $3,700 for the three month period ended December 31, 2007 compared to operating losses of $7,550 for the three month period ended December 31, 2006, and operating losses of $135,854 since inception to December 31, 2007. The principal component of the decrease was due to a decrease in accounting and audit fees and foreign exchange loss.

Our operating expenses for the three month period ended December 31, 2007 compared to the three month period ended December 31, 2006 are classified primarily into the following three categories:

     * Accounting and auditing fees for the year end audit. The amount incurred by our company during for the three month period ended December 31, 2007 was $1,500, compared to the three month period ended December 31, 2006 of $5,000;
     * Legal fees. The amount incurred by our company during the three month period ended December 31, 2007 was $653 compared to $343 for the three month period ended December 31, 2006.

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

At December 31, 2007, we had a working capital deficit of $133,419.

At December 31, 2007, we had assets of $4,922.

At December 31, 2007, our total liabilities were $136,983.

At December 31, 2007 we had cash on hand of $3,257.

PLAN OF OPERATION

We intend to continue the development of our business. Our personnel are continuously evaluating new opportunities that become available to better our product offering. This includes:

     * To develop our new product line focusing on virtual calling cards and internet faxing;
     * Evaluating internet, managed IP network and public switched telephone network providers to extend our services, better their quality and reduce their cost; and

We anticipate we will require up to $80,000 - $100,000 for the 12 months ending December 31, 2008 to fund our obligations in respect of our product development and for our ongoing operational expenses.

DEVELOPMENT AND DEPLOYMENT PLAN

Over the next twelve months, we will be continuously developing and improving our products. We will:

     * Bring to general availability our virtual calling card and internet faxing products; and
     *    Improve service and introduce new features

EMPLOYEES

As of December 31, 2007, we have no employees.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the quarter ended December 31, 2007, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

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

CASH REQUIREMENTS

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our virtual calling card and fax products and services throughout the period ending December 31, 2008.

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

We have incurred operating losses since inception. As we had cash on hand of $3,257 as at December 31, 2007, management projects that we may require an additional $150,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending December 31,, 2008, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending December 31,
2008

             Operating expenditures
               Marketing & Sales                           $25,000
               General and Administrative                  $15,000
               Product development and deployment          $30,000
               Working capital                             $20,000
                                                           -------

             Total (including Offering Costs)              $90,000
                                                           =======

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from incorporation on June 8, 2004 to September 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

GOING CONCERN

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through December 31, 2007 have incurred losses of $423,261 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of December 31, 2007 and 2006, there were no common share equivalents outstanding.

DEVELOPMENT STAGE COMPANY

We comply with Financial Accounting Standard Board Statement (FAS) No. 7 and The Securities and Exchange Commission Act Guide 7 for our characterization as development stage.

CAPITAL ASSETS AND AMORTIZATION

Capital assets consist of software and are recorded at cost. Amortization is provided using the straight-line method over three years, the estimated useful life of the asset.

IMPAIRMENT OF LONG-LIVED ASSETS

Capital assets are reviewed for impairment in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Under FAS 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

BASIC LOSS PER SHARE

We report basic loss per share in accordance with FAS No. 128 "Earnings per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of our financial instruments consisting of cash and accounts payable and accrued liabilities approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

COMPREHENSIVE LOSS

We have adopted FAS No. 130 "Reporting Comprehensive Income". Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $3,257 as of December 31, 2007. We estimate our average monthly operating expenses to be approximately $25,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our financial statements for the year ended September 30, 2007.

WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH INTERNALLY GENERATED FUNDS BECAUSE OUR BUSINESS HAS NOT GENERATED SUBSTANTIAL REVENUE. WITHOUT ADDITIONAL FINANCING, WE WILL NEED TO GENERATE FUNDS INTERNALLY TO FUND OUR OPERATIONS DURING THE FISCAL YEAR ENDING SEPTEMBER 30, 2008 OR WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS AND BUSINESS.

We currently do not have any operations which generate substantial income or cash flow. We have not generated substantial revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $150,000 for the 12 month period ending December 31, 2008). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2008, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

WE HAVE NOT GENERATED SUBSTANTIAL REVENUE FROM OUR BUSINESS AND WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE NEAR FUTURE. IF WE ARE NOT ABLE TO OBTAIN FUTURE FINANCING WHEN REQUIRED, WE MIGHT BE FORCED TO DISCONTINUE OUR BUSINESS.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending December 31, 2008 in the approximate amount of $150,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCTS AND ONGOING OPERATIONS.

The development and marketing of our virtual calling card and internet faxing products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of our president Rafeh Hulays and contractors could delay the development and introduction of, and negatively impact our ability to sell our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees. We currently hireseveral contractors including the president of the company, Rafeh Hulays. We have a consulting agreement with our president, Rafeh Hulays, which is terminable at the will of either party. The agreement is non-exclusive and, as a result, Mr. Hulays may provide consulting services to other companies, on the condition that such services do not conflict with the terms of our consulting agreement. Should Mr. Hulays provide consulting services to another company, this would detract from the attention paid to our operations and as a result would slow our product development and marketing efforts.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president along with our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

Date: February 14, 2008