Form 10QSB
period 2008-03-31
NETFONE INC
filed 2008-05-15
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                    March 31,         September 30,
                                                                      2008                2007
                                                                    ---------           ---------
                                     ASSETS
CURRENT
  Cash                                                              $   2,012           $   3,655
  Accounts receivable                                                     307                 307
                                                                    ---------           ---------
                                                                        2,319               3,962

Equipment, net                                                          1,131               1,358
                                                                    ---------           ---------

                                                                    $   3,450           $   5,320
                                                                    =========           =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                          $  10,996           $  24,438
  Due to related party                                                130,543             109,243
                                                                    ---------           ---------

                                                                      141,539             133,681
                                                                    ---------           ---------
Common stock
  Authorized:
    100,000,000 shares; par value $0.001
  Issued and outstanding:
    12,658,000 shares (September 30, 2007: 12,658,000)                 12,658              12,658
  Additional paid-in capital                                          278,542             278,542
  Deficit accumulated during the development stage                   (429,289)           (419,561)
                                                                    ---------           ---------

                                                                    $   3,450           $   5,320
                                                                    =========           =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months     Three Months      Six Months       Six Months        June 8, 2004
                                             Ended            Ended            Ended            Ended          (Inception) to
                                            March 31,        March 31,        March 31,        March 31,           March 31,
                                              2008             2007             2008             2007               2008
                                           -----------      -----------      -----------      -----------        -----------
EXPENSES
  Accounting fees                          $     4,558      $     1,998      $     6,058      $     6,998        $    75,182
  Depreciation                                     227               --              227               --                278
  Bank fees and interest                            46               71               91              118                395
  Consulting fees                                   --              673               --              673             14,623
  Filing fees and incorporation costs              199              327            1,701            1,897              7,520
  Legal fees                                       925            1,157            1,578            1,500             44,032
  Foreign exchange gain (loss)                      --               --               --              580               (748)
  Office and general expenses                       73               --               73               --                600
                                           -----------      -----------      -----------      -----------        -----------

NET LOSS FROM CONTINUED OPERATIONS               6,028            4,226            9,728           11,766            141,882

DISCONTINUED OPERATIONS
  Profit (loss) from operations                     --           (1,598)              --            1,741           (333,472)
  Gain on sale of subsidiary                        --           46,065               --           46,065             46,065
                                           -----------      -----------      -----------      -----------        -----------

NET LOSS (INCOME)                          $     6,028      $   (40,241)     $     9,728      $   (36,040)       $   429,289
                                           ===========      ===========      ===========      ===========        ===========


BASIC AND DILUTED NET LOSS PER SHARE       $      0.00      $      0.00      $      0.00      $      0.00
                                           ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC AND DILUTED            12,658,000       12,578,000       12,658,000       12,578,000
                                           ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months          Six Months         June 8, 2004
                                                                 Ended               Ended           (Inception) to
                                                                March 31,           March 31,           March 31,
                                                                  2008                2007                2008
                                                                ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $  (9,728)          $ (11,766)          $(141,882)
  Add item not affecting cash
    Amortization                                                      227                  --                 278
  Changes in operating assets and liabilities
    Accounts receivable                                                --                  --                (307)
    Accounts payable and accrued liabilities                      (13,442)                781              10,997
                                                                ---------           ---------           ---------

Net cash used in continuing operations                            (22,943)            (10,985)           (130,914)

Net cash provided by (used in) discontinued operations                 --              10,766            (312,407)
                                                                ---------           ---------           ---------

Net cash used in operating activities                             (22,943)               (219)           (443,321)
                                                                ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related party                                             21,300             (30,372)            130,543
  Proceeds from sale of Netfone Services Inc.                          --              25,000              25,000
  Proceeds of common stock issuances                                   --                  --             291,200
                                                                ---------           ---------           ---------

Net cash provided by (used in) financing activities                21,300              (5,372)            446,743
                                                                ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to equipment                                               --              (1,410)             (1,410)
                                                                ---------           ---------           ---------

Net cash used in investing activities                                  --              (1,410)             (1,410)
                                                                ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                    (1,643)             (7,001)              2,012

CASH, BEGINNING                                                     3,655               7,418                  --
                                                                ---------           ---------           ---------

CASH, ENDING                                                    $   2,012           $     417           $   2,012
                                                                =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                          $      --           $      --           $      --
                                                                =========           =========           =========
Cash paid for income taxes                                      $      --           $      --           $      --
                                                                =========           =========           =========

   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTE TO THE FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


Note 1 BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

RESULTS OF OPERATIONS

From the date of our incorporation on June 8, 2004 to March 31 2008, we have been a development stage company that has generated minimal revenues.

THREE MONTH PERIOD ENDED MARCH 31, 2008 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2008.

We posted an operating loss of $6,028 for the three month period ended March 31, 2008 compared to operating losses of $4,226 for the three month period ended March 31, 2007, and operating losses of $141,882 since inception to March 31, 2008. The principal component of the increase was due to an increase in accounting and audit fees.

Our operating expenses for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2008 are classified primarily into the following three categories:

     * Accounting and auditing fees for the year end audit. The amount incurred by our company during for the three month period ended March 31, 2008 was $4,558, compared to the three month period ended March 31, 2007 of $1,998;
     * Legal fees. The amount incurred by our company during the three month period ended March 31, 2008 was $925 compared to $1,157 for the three month period ended March 31, 2007.

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

At March 31, 2008, we had a working capital deficit of $139,220.

At March 31, 2008, we had assets of $3,450.

At March 31, 2008, our total liabilities were $141,539.

At March 31, 2008 we had cash on hand of $2,012.

PLAN OF OPERATION

We intend to continue the development of our business. Our personnel are continuously evaluating new opportunities that become available to better our product offering. This includes:

     * To develop our new product line focusing on virtual calling cards and internet faxing;
     * Evaluating internet, managed IP network and public switched telephone network providers to extend our services, better their quality and reduce their cost; and

We anticipate we will require up to $80,000 - $100,000 for the 12 months ending March 31, 2009 to fund our obligations in respect of our product development and for our ongoing operational expenses.

DEVELOPMENT AND DEPLOYMENT PLAN

Over the next twelve months, we will be continuously developing and improving our products. We will:

     * Bring to general availability our virtual calling card and internet faxing products; and
     *    Improve service and introduce new features

EMPLOYEES

As of March 31, 2008, we have no employees.

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

CASH REQUIREMENTS

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our virtual calling card and fax products and services throughout the period ending March 31, 2009.

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

We have incurred operating losses since inception. As we had cash on hand of $2,012 as at March 31, 2008, management projects that we may require an additional $150,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending March 31, 2009, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2009

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

GOING CONCERN

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to March 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through March 31, 2008 have incurred losses of $429,829 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2008 and 2007, there were no common share equivalents outstanding.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $2,012 as of March 31, 2008. We estimate our average monthly operating expenses to be approximately $25,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our financial statements for the year ended September 30, 2007.

WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH INTERNALLY GENERATED FUNDS BECAUSE OUR BUSINESS HAS NOT GENERATED SUBSTANTIAL REVENUE. WITHOUT ADDITIONAL FINANCING, WE WILL NEED TO GENERATE FUNDS INTERNALLY TO FUND OUR OPERATIONS DURING THE FISCAL YEAR ENDING SEPTEMBER 30, 2008 OR WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS AND BUSINESS.

We currently do not have any operations which generate substantial income or cash flow. We have not generated substantial revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $150,000 for the 12 month period ending March 31, 2009). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2008, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

WE HAVE NOT GENERATED SUBSTANTIAL REVENUE FROM OUR BUSINESS AND WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE NEAR FUTURE. IF WE ARE NOT ABLE TO OBTAIN FUTURE FINANCING WHEN REQUIRED, WE MIGHT BE FORCED TO DISCONTINUE OUR BUSINESS.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending March 31, 2009 in the approximate amount of $150,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

Date: May 9, 2008