Form 10QSB
period 2008-06-30
NETFONE INC
filed 2008-08-14
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

                        #76017 - 1358 West Georgia Street
                              Vancouver, BC V6E 2Y3
          (Address of principal executive offices, including area code)

                                  604.629.9319
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,658,000 common shares issued and outstanding as at August 14, 2008.

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

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                      June 30,           September 30,
                                                                        2008                 2007
                                                                     ----------           ----------
                                                                    (Unaudited)          (Audited)
                                     ASSETS

CURRENT
  Cash                                                               $    2,319           $    3,655
  Accounts receivable                                                       307                  307
                                                                     ----------           ----------
                                                                          2,626                3,962

EQUIPMENT, NET                                                              897                1,358
                                                                     ----------           ----------

                                                                     $    3,523           $    5,320
                                                                     ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                           $    3,558           $   24,438
  Due to related party                                                  130,543              109,243
                                                                     ----------           ----------

                                                                        134,101              133,681
                                                                     ----------           ----------
COMMON STOCK
  Authorized:
   100,000,000 shares; par value $0.001
  Issued and outstanding:
   12,658,000 shares (September 30, 2007: 12,658,000)                    12,658               12,658
  Additional paid-in capital                                            278,542              278,542
  Deficit accumulated during the development stage                     (421,778)            (419,561)
                                                                     ----------           ----------

                                                                       (130,578)            (128,631)
                                                                     ----------           ----------

                                                                     $    3,523           $    5,320
                                                                     ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months    Nine Months      Three Months     Nine Months     June 8, 2004
                                           Ended           Ended            Ended            Ended        (Inception)
                                          June 30,        June 30,         June 30,         June 30,        June 30,
                                            2008            2008             2007             2007            2008
                                          ---------       ---------        ---------        ---------       ---------
REVENUE                                   $  12,000       $  12,000        $      --        $      --       $  12,000
                                          ---------       ---------        ---------        ---------       ---------
EXPENSES
  Accounting fees                             2,487           8,545           13,044           20,042          77,669
  Depreciation                                  233             461               --               --             513
  Bank fees and interest                         50             140               45              163             443
  Consulting fees                                --              --               --              673          14,623
  Filing fees and incorporation costs           696           2,397               20            1,917           8,216
  Legal fees                                  1,023           2,601            9,797           11,297          45,055
  Foreign exchange gain (loss)                   --              --               --              779            (748)
  Office and general expenses                    --              73               --               --             600
                                          ---------       ---------        ---------        ---------       ---------

      Total Expenses                          4,489          14,217           22,906           34,871         146,371
                                          ---------       ---------        ---------        ---------       ---------

Net income (loss) from continued
operations                                    7,511          (2,217)         (22,906)         (34,871)       (134,371)

DISCONTINUED OPERATIONS
  Profit (loss) from operations                  --              --               --            1,741        (333,472)
  Gain on sale of subsidiary                     --              --               --           46,065          46,065
                                          ---------       ---------        ---------        ---------       ---------


NET INCOME (LOSS)                         $   7,511       $  (2,217)       $ (22,906)       $  12,935       $(421,778)
                                          =========       =========        =========        =========       =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months         Nine Months        June 8, 2004
                                                              Ended               Ended           (Inception)
                                                             June 30,            June 30,           June 30,
                                                               2008                2007               2008
                                                            ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $  (2,217)          $ (34,871)          $(134,371)
  Add item not affecting cash Amortization                        461                  --                 513
  Changes in operating assets and liabilities
    Accounts receivable                                            --                  --                (307)
    Accounts payable and accrued liabilities                  (20,880)             (6,090)              3,561
                                                            ---------           ---------           ---------

Net cash used in continuing operations                        (22,636)            (40,961)           (130,604)

Net cash provided by (used in) discontinued operations             --              10,766            (312,410)
                                                            ---------           ---------           ---------

Net cash provided (used in) operating activities              (22,636)             30,195            (443,014)
                                                            ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related party                                         21,300               5,549             130,543
  Proceeds from sale of Netfone Services Inc.                      --              25,000              25,000
  Proceeds of common stock issuances                               --                  --             291,200
                                                            ---------           ---------           ---------

Net cash provided by financing activities                      21,300              30,549             446,743
                                                            ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment (additions) dispositions                               --              (1,410)             (1,410)
                                                            ---------           ---------           ---------

Net cash from (used) in investing activities                       --              (1,410)             (1,410)
                                                            ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                (1,336)             (1,056)              2,319

CASH, BEGINNING                                                 3,655               7,418                  --
                                                            ---------           ---------           ---------

CASH, ENDING                                                $   2,319           $   6,362           $   2,319
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

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTE TO THE FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

Note 1 BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. .They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to shares of our common stock.

As used in this quarterly report, the terms "we", "us" and "our" means Netfone, Inc. and our wholly-owned subsidiary, Netfone Services, Inc., prior to its sale by us, unless otherwise indicated.

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

The address of our principal executive office is #76017-1358 West Georgia Street, Vancouver, BC, Canada, V6E 2Y3. Our telephone number is 604-629-9319.

On August 7, 2008 the stockholders' list of our common shares showed 27 registered stockholders and 12,658,000 shares outstanding.

OUR CURRENT BUSINESS

Our management has determined that we will become engaged in the business of providing facsimilie by e-mail and virtual calling card services. We ceased our efforts to be a IP Voice Application Service Provider as of March 9, 2007. Our management has based its decision on the belief that the new direction for our business will be better for our company.

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

RESULTS OF OPERATIONS

From the date of our incorporation on June 8, 2004 to June 30, 2008, we have been a development stage company and have generated minimal revenues. In our most recent quarter we earned $12,000 in consulting revenues.

THREE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED WITH THE THREE MONTH PERIOD ENDED JUNE 30, 2007.

We posted an operating income of $7,511 for the three month period ended June 30, 2008 compared to operating losses of $22,906 for the three month period ended June 30, 2007, and operating losses of $134,371 since inception to June 30, 2008. The principal component of the change from losses to income was the Company earning $12,000 in consulting revenues in the most recent quarter. We do not anticipate earning additional revenues from its consulting services and considers the most recent revenues as a one time occurrence.

Our operating expenses for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 are classified primarily into the following two categories:

     * Accounting and auditing fees for the year end audit and quarterly reviews. The amount incurred by our company during for the three month period ended June 30, 2008 was $2,487, compared to the three month period ended June 30, 2007 of $13,044;
     * Legal fees. The amount incurred by our company during the three month period ended June 30, 2008 was $1,023 compared to $9,797 for the three month period ended June 30, 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

From inception on June 8, 2004 we have been engaged in the development of communication technology and services for IP, telephony and video applications. We primarily focused on the development and sales of voice over internet protocol (VoIP) services. We have sold NetFone Services Inc (our wholly-owned Canadian subsidiary providing internet protocol phone service). We are in the process of developing our virtual calling card and internet fax offering. We expect that we will be able to offer service toward the end of 2008. Principal capital resources have been acquired through the issuance of common stock.

At June 30, 2008, we had a working capital deficit of $131,475.

At June 30, 2008, we had assets of $3,523.

At June 30, 2008, our total liabilities were $134,101.

At June 30, 2008 we had cash on hand of $2,319.

PLAN OF OPERATION

We intend to continue the development of our business. Our personnel are continuously evaluating new opportunities that become available to better our product offering. This includes:

     * To develop our new product line focusing on virtual calling cards and internet faxing;
     * Evaluating internet, managed IP network and public switched telephone network providers to extend our services, better their quality and reduce their cost; and

We anticipate we will require up to $90,000 for the 12 months ending June 30, 2009 to fund our anticipated obligations in respect of our product development and for our ongoing operational expenses.

DEVELOPMENT AND DEPLOYMENT PLAN

Over the next twelve months, we will be continuously developing and improving our products. We will:

     * Bring to general availability our virtual calling card and internet faxing products; and
     *    Improve service and introduce new features

EMPLOYEES

As of June 30, 2008, we have no employees.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the quarter ended June 30, 2008, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

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

CASH REQUIREMENTS

Presently, our revenues are not sufficient to meet our operating and capital expenses. Our management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our virtual calling card and fax products and services throughout the period ending June 30, 2009.

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

We have incurred operating losses since inception. As we had cash on hand of $2,319 as at June 30, 2008, our management projects that we may require an additional $90,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending June 30, 2009, broken down as follows:

 Estimated Funding Required During the Twelve Month Period Ending June 30, 2009

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

We cannot assure you that we will be able to obtain further funds as may be required for our continued operations. If required, we will pursue various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or stockholder loans. We have not entered into any definitive agreements with any stockholders or related parties for the provision of loans or advances. We cannot assure you that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

GOING CONCERN

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to June 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through June 30, 2008 have incurred losses of $421,778 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or stockholder loans.

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

We cannot assure you that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. We cannot assure you that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our activities to date have been supported by equity financing. We have sustained losses since inception to June 30, 2008 of $421,778. Our management continues to seek funding from our stockholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by our management to be in the best interests of the stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by our management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, our management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

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

We account for income taxes under the Financial Accounting Standards Board Statement ("FASB") of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We recognize revenue from usage, storage and system modifications at the time the services are performed.

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, "Earnings Per Share." As of June 30, 2008 and 2007, there were no common share equivalents outstanding.

DEVELOPMENT STAGE COMPANY

We comply with SFAS No. 7 and The Securities and Exchange Commission Act Guide 7 for our characterization as development stage.

CAPITAL ASSETS AND AMORTIZATION

Capital assets consist of software and are recorded at cost. Amortization is provided using the straight-line method over three years, the estimated useful life of the asset.

IMPAIRMENT OF LONG-LIVED ASSETS

Capital assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). Under SFAS 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

BASIC LOSS PER SHARE

We report basic loss per share in accordance with SFAS No. 128 "Earnings per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of our financial instruments consisting of cash and accounts payable and accrued liabilities approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is our management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

COMPREHENSIVE LOSS

We have adopted SFAS No. 130 "Reporting Comprehensive Income". Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

Our management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on our financial statements.

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

We have generated small revenues since our incorporation and we will continue to incur operating losses for the foreseeable future. We had cash in the amount of $2,319 as of June 30, 2008. We estimate our average monthly operating expenses to be approximately $25,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure you that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our financial statements for the year ended September 30, 2007.

WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH INTERNALLY GENERATED FUNDS BECAUSE OUR BUSINESS HAS NOT GENERATED SUBSTANTIAL REVENUE. WITHOUT ADDITIONAL FINANCING, WE WILL NEED TO GENERATE FUNDS INTERNALLY TO FUND OUR OPERATIONS DURING THE FISCAL YEAR ENDING SEPTEMBER 30, 2008 OR WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS AND BUSINESS.

We currently do not have any operations which generate substantial income or cash flow. We have not generated substantial revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $150,000 for the 12 month period ending June 30, 2009). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2008, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

WE HAVE NOT GENERATED SUBSTANTIAL REVENUE FROM OUR BUSINESS AND WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE NEAR FUTURE. IF WE ARE NOT ABLE TO OBTAIN FUTURE FINANCING WHEN REQUIRED, WE MIGHT BE FORCED TO DISCONTINUE OUR BUSINESS.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending June 30,

2009 in the approximate amount of $150,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of our capital stock will result in dilution to existing stockholders. Furthermore, we cannot assure you that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

THE LOSS OF RAFEH HULAYS MAY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

Our president, secretary and treasurer, Rafeh Hulays, was instrumental in the development of our business and the development of our fund raising strategy and locating the sources of our capital. Our ability to raise additional capital depends upon the continued service and performance of Mr. Hulays.

BECAUSE OUR OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS CONTROL A MAJORITY OF OUR COMMON STOCK, INVESTORS WILL HAVE LITTLE OR NO CONTROL OVER OUR MANAGEMENT OR OTHER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Our officers and directors, in the aggregate, beneficially own 63.6% of the issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of shares of our capital stock. Because our officers, directors and principal stockholders control our company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

THE VIRTUAL CALLING CARD AND INTERNET FAXING MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE DEPEND ON NEW PRODUCT INTRODUCTION IN ORDER TO MAINTAIN AND GROW OUR BUSINESS.

The virtual calling card and internet faxing market is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in this emerging market, we must continue to design, develop, and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

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

WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCTS AND ONGOING OPERATIONS.

The development and marketing of our virtual calling card and internet faxing products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of our president Rafeh Hulays and contractors could delay the development and introduction of, and negatively impact our ability to sell our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our personnel. We currently hire several contractors including the president of our company, Rafeh Hulays. We have a consulting agreement with Mr. Hulays, which is terminable at the will of either party. The agreement is non-exclusive and, as a result, Mr. Hulays may provide consulting services to other companies, on the condition that such services do not conflict with the terms of our consulting agreement. Should Mr. Hulays provide consulting services to another company, this would detract from the attention paid to our operations and as a result would slow our product development and marketing efforts.

WE RELY ON THIRD-PARTY COMPANIES PRODUCTS FOR OUR VIRTUAL CALLING CARD AND INTERNET FAXING SERVICE. THESE INCLUDE THE APPLICATION SERVER. ANY DELAY, INTERRUPTION OR FINANCIAL DIFFICULTIES BY THESE VENDORS WOULD RESULT IN DELAYED OR REDUCED SHIPMENTS TO OUR CUSTOMERS AND MAY HARM OUR BUSINESS.

We do not have long-term purchase agreements with any of our suppliers. We cannot assure you that our suppliers will be able to or willing to reliably deliver products, in volumes, on a cost-effective basis or in a timely manner. For our application server software and services, we rely on vendors whose financial stability or commitment to the service is unknown to us.

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

Since we do not have long term contracts with these subcontractors with penalty clauses for non-delivery, there is no assurance that they will continue to reliably deliver the above services. Should a subcontractor cease to provide their services to us, our operations will be terminated until such time as we can locate and retain a replacement subcontractor.

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

We cannot assure you that any service provider will be able or willing to supply services to us in the future or that we will be successful in signing up alternative or additional providers.

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

We are entering into new market areas and our success is partly dependent on our ability to forge new marketing and engineering partnerships. Virtual calling card and internet faxing systems are extremely complex and few, if any, companies possess all the required technology components needed to build a complete end-to-end solution. We will likely need to enter into partnerships to augment our capabilities and to assist us in marketing complete solutions to our targeted customers. We may not be able to develop such partnerships in the course of our product development due to our products not being compatible or our competitors developing such partnerships before we are able to. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business as a result of any potential conflicts, differing strategies or other difficulties with such partners. In addition, such partnerships may require minimum financial commitments on our parts that we may not be able to meet.

THE FAILURE OF IP NETWORKS TO MEET THE RELIABILITY AND QUALITY STANDARDS REQUIRED FOR VOICE, FAX AND VIDEO COMMUNICATIONS COULD RENDER OUR PRODUCTS OBSOLETE.

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks, such as local area networks, wide area networks, and the internet, or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, may not be suitable for telephony unless such networks and technologies can provide reliability and quality consistent with these standards. IP networks do not currently have the same reliability as circuit-switched telephony networks and may never do so in the foreseeable future. This is especially true for the public internet which is used by our subscribers to connect to our service. The public internet suffers from problems associated with traffic congestion and uneven performance.

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

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company's operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, stockholders may have difficulty reselling any of the shares.

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY STOCKHOLDERS HOLDING REGISTERED STOCK MAY RESULT IN SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT THE ABILITY OF OUR STOCKHOLDERS TO REALIZE ANY CURRENT TRADING PRICE OF OUR COMMON STOCK.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. Pursuant to a previously-filed registration statement that was declared effective, the selling stockholders for whom we registered shares of common stock thereby have the ability to sell up to 33% of the issued and outstanding shares of our common stock. As a result of that registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale when and if a market develops for our common stock, which would have the effect of decreasing the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock, which may result in the loss of some or all of an investment in our common stock.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND THE FINANCIAL INDUSTRY REGULATORS AUTHORITY (FINRA) SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

OTHER RISKS

BECAUSE SOME OF OUR OFFICERS AND DIRECTORS ARE LOCATED IN NON-U.S. JURISDICTIONS, YOU MAY HAVE NO EFFECTIVE RECOURSE AGAINST OUR MANAGEMENT FOR MISCONDUCT AND MAY NOT BE ABLE TO ENFORCE JUDGEMENT AND CIVIL LIABILITIES AGAINST OUR OFFICERS, DIRECTORS, EXPERTS AND AGENTS.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report , we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president along with our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

NETFONE, INC.


By: /s/ Rafeh Hulays
   ----------------------------------------------------------
   Rafeh Hulays, President, Secretary, Treasurer and Director
   (Principal Executive Officer, Principal Financial
   and Accounting Officer)

Date: August 14, 2008