Form 10-K
period 2008-09-30
NETFONE INC
filed 2009-01-13
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number 000-52317

                                  NETFONE, INC.
                 (Name of small business issuer in its charter)

           Nevada                                       98-0438201
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       5100 Westheimer, Suite 200
             Houston, TX                                 77056
(Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number (713) 968-7569

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

State issuer's revenues for its most recent fiscal year. $12,000

Issuer's   aggregate   market  value  of  the  voting   common  equity  held  by
non-affiliates at January 14, 2008 was: 12,658,000 common shares USD $12,658

(1) computed by reference to the price at which the common equity was sold

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

12,658,000 shares of common stock issued and outstanding as of January 11, 2009.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

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

We are currently in the process of developing a virtual calling card and internet fax offering. We expect that we will be able to offer service early in 2009.

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

EMPLOYEES

As of January 11, 2009, the Company has no employees.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the year ended September 30, 2008, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $100 as of September 30, 2008. We estimate our average monthly operating expenses to be approximately $5,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our financial statements for the year ended September 30, 2008.

WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH INTERNALLY GENERATED FUNDS BECAUSE OUR BUSINESS HAS NOT GENERATED SUBSTANTIAL REVENUE. WITHOUT ADDITIONAL FINANCING, WE WILL NEED TO GENERATE FUNDS INTERNALLY TO FUND OUR OPERATIONS DURING THE FISCAL YEAR ENDING SEPTEMBER 30, 2009 OR WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS AND BUSINESS.

We currently do not have any operations which generate substantial income or cash flow. We have not generated substantial revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $60,000 for the 12 month period ending September 30, 2009). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2008, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

WE HAVE NOT GENERATED SUBSTANTIAL REVENUE FROM OUR BUSINESS AND WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE NEAR FUTURE. IF WE ARE NOT ABLE TO OBTAIN FUTURE FINANCING WHEN REQUIRED, WE MIGHT BE FORCED TO DISCONTINUE OUR BUSINESS.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending September 30, 2009 in the approximate amount of $60,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCTS AND ONGOING OPERATIONS.

The development and marketing of our virtual calling card and internet faxing products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of our president Charles El-Moussa and contractors could delay the development and introduction of, and negatively impact our ability to sell our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees. We currently contracted several contractors including the president of the company, Charles El-Moussa. We have a consulting agreement with our president, Charles El-Moussa, which is terminable at the will of either party. The agreement is non-exclusive and, as a result, Mr. El-Moussa may provide consulting services to other companies, on the condition that such services do not conflict with the terms of our consulting agreement. Should Mr. El-Moussa provide consulting services to another company, this would detract from the attention paid to our operations and as a result would slow our product development and marketing efforts.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are currently located at 5100 Westheimer, Suite 200, Houston, TX, 77056. We currently do not have a formal rental agreement as we have updated our business model and have reduced our operations.

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

On January 11, 2009 the shareholders' list of our common shares showed 7 registered shareholders and 12,658,000 shares outstanding.

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

PLAN OF OPERATIONS

From the date of our incorporation on June 8, 2004 to September 30, 2008, we have been a start up company that has not generated substantial revenues.

Our operating expenses are classified primarily into the following three categories:

     * legal fees incurred by our company during the year ended September 30, 2007 was $18,514 and during the year ended September 30, 2008 was $3,401;
     * accounting fees incurred by our company during the year ended September 30, 2007 was $35,302 and during the year ended September 30, 2008 was $14,245;
     * during the year ended September 30, 2008, expenses from continuing operations incurred were $379 for office and general expenses, $2,397 for filing fees, and during the year ended September 30, 2007 expenses incurred were $527 for office and general expenses, $2,053 for filing fees.

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

We anticipate we will require up to $60,000 for the 12 months ending September 30, 2009 to fund our obligations in respect of our product development and for our ongoing operational expenses.

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

At September 30, 2008, we had working capital deficit of $138,339.

At September 30, 2008, our total assets were $163 which consisted of cash of $163.

At September 30, 2008, our total liabilities were $138,502.

For the year ended September 30, 2008, we posted losses of $9,978 compared to $71,858 for the year ended September 30, 2007. The principal components of the losses for the year ended September 30, 2008 were consulting fees, accounting fees, legal fees and salaries.

Operating expenses for the year ended September 30, 2008 were $21,978 compared to $71,858 for the year ended September 30, 2007.

At September 30, 2008, we had cash on hand of $163.

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

We have incurred operating losses since inception. As we had cash on hand of $163 as at September 30, 2008, management projects that we may require an additional $60,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending September 30, 2009, broken down as follows:

            Estimated Funding Required During the Twelve Month Period
                           Ending September 30, 2009

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
                                                           =======

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for year ended September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

GOING CONCERN

Due to our being a development stage company and not having generated substantial revenues, in their report on our financial statements for the year ended September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through September 30, 2008 have incurred losses of $429,539 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

The Report of Dale Matheson Carr-Hilton Labonte LLP for the audited financial statements for the years ended September 30, 2008 is included herein immediately preceding the audited financial statements.

NETFONE, INC. (AUDITED):

Report of Dale Matheson Carr-Hilton Labonte LLP dated January 8, 2008

Balance Sheets at September 30, 2008.

Statements of Operations for the years ended September 30, 2008 and 2007, and for the period from June 8, 2004 (inception) to September 30, 2008.

Statements of Cash Flows for the years ended September 30, 2008 and 2007, and for the period from June 8, 2004, (inception) to September 30, 2008.

Statement of changes of stockholders equity from June 8, 2004 (inception) to September 30, 2008.

Notes to the Financial Statements

             [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NetFone, Inc.

We have audited the accompanying balance sheets of NetFone, Inc. (a development stage company) as of September 30, 2008 and 2007, and the statements of operations, cash flow and stockholders' deficit for the years then ended and the period from June 8, 2004 (Inception) to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended and the period from June 8, 2004 (Inception) to September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

                                                                          "DMCL"

                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
December 19, 2008

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               September 30,
                                                                         2008                2007
                                                                       ---------           ---------
                                     ASSETS

CURRENT
  Cash                                                                 $     163           $   3,655
  Receivable                                                                  --                 307
                                                                       ---------           ---------

                                                                             163               3,962

EQUIPMENT (Note 4)                                                            --               1,358
                                                                       ---------           ---------

                                                                       $     163           $   5,320
                                                                       =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                             $   7,959           $  24,438
  Due to related parties (Note 5)                                        130,543             109,243
                                                                       ---------           ---------

                                                                         138,502             133,681
                                                                       ---------           ---------
STOCKHOLDERS' DEFICIT
  Common stock (Note 6)
   Authorized:
    100,000,000 shares; par value of $0.001
   Issued and outstanding:
    12,658,000 shares (September 30, 2007: 12,658,000 shares)             12,658              12,658
  Additional paid in capital                                             278,542             278,542
  Deficit accumulated during the development stage                      (429,539)           (419,561)
                                                                       ---------           ---------

                                                                        (138,339)           (128,361)
                                                                       ---------           ---------

                                                                       $     163           $   5,320
                                                                       =========           =========


CONTINGENCY (Note 1)


    The accompanying notes are an integral part of these financial statements

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                            Cumulative from
                                                                                             June 8, 2004
                                                                                              (inception)
                                                                                               through
                                                 September 30,         September 30,         September 30,
                                                     2008                  2007                  2008
                                                  -----------           -----------           -----------
REVENUES                                          $    12,000           $        --           $    12,000
                                                  -----------           -----------           -----------
EXPENSES
  Accounting and audit fees                            14,245                35,302                83,369
  Amortization                                             --                    52                    52
  Bank fees and interest                                  198                   208                   501
  Consulting fees  (Note 5)                                --                14,423                14,623
  Equipment write off                                   1,358                    --                 1,358
  Filing fees and incorporation costs                   2,397                 2,053                 8,216
  Foreign exchange gain                                    --                   779                  (748)
  Legal fees                                            3,401                18,514                45,855
  Office and general expense                              379                   527                   906
                                                  -----------           -----------           -----------

                                                      (21,978)              (71,858)             (154,132)
                                                  -----------           -----------           -----------

NET LOSS FROM CONTINUING OPERATIONS                    (9,978)              (71,858)             (142,132)
                                                  -----------           -----------           -----------
DISCONTINUED OPERATIONS
  Profit (loss) from operations (Note 3)                   --                 1,741              (333,472)
  Gain on sale of subsidiary (Note 3)                      --                46,065                46,065
                                                  -----------           -----------           -----------

NET LOSS                                          $    (9,978)          $   (24,052)          $  (429,539)
                                                  ===========           ===========           ===========

NET LOSS PER SHARE - BASIC AND DILUTED            $     (0.00)          $     (0.00)
                                                  ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                   12,658,000            12,587,260
                                                  ===========           ===========


    The accompanying notes are an integral part of these financial statements

                                  NETFONE, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW

                                                                                                 Cumulative from
                                                                                                  June 8, 2004
                                                                                                   (inception)
                                                                                                    through
                                                          September 30,       September 30,       September 30,
                                                              2008                2007                2008
                                                            ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                       $  (9,978)          $ (71,858)          $(142,132)
  Non-cash items:
    Equipment write off                                         1,358                  --               1,358
    Amortization                                                   --                  52                  52
    Receivable write off                                          307                  --                 307
  Changes in non-cash working capital items:
    Accounts receivable                                            --                (307)               (307)
    Accounts payable and accrued liabilities                  (16,479)             19,446               7,959
                                                            ---------           ---------           ---------

Net cash used in continuing operations                        (24,792)            (52,667)           (132,763)
Net cash provided by (used in) discontinued operations             --              11,196            (312,407)
                                                            ---------           ---------           ---------

Net cash used in operating activities                         (24,792)            (41,471)           (445,170)
                                                            ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from (to) related parties                           21,300                (882)            130,543
  Proceeds on sale of Netfone Services Inc.                        --              25,000              25,000
  Proceeds from issuance of common stock                           --              15,000             291,200
                                                            ---------           ---------           ---------

Net cash provided by financing activities                      21,300              39,118             446,743
                                                            ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment additions                                              --              (1,410)             (1,410)
                                                            ---------           ---------           ---------
Net cash used in investing activities                              --              (1,410)             (1,410)
                                                            ---------           ---------           ---------

Net increase (decrease) in cash                                (3,492)             (3,763)                163

Cash, beginning                                                 3,655               7,418                  --
                                                            ---------           ---------           ---------

Cash, ending                                                $     163           $   3,655           $     163
                                                            =========           =========           =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                  $      --           $      --           $      --
                                                            =========           =========           =========
  Income taxes                                              $      --           $      --           $      --
                                                            =========           =========           =========


    The accompanying notes are an integral part of these financial statements

                                  NETFONE, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                             Deficit
                                                                           Accumulated     Accumulated
                                       Common Stock          Additional       Other         During the
                                    ---------------------     Paid-in     Comprehensive    Development
                                    Number      Par Value     Capital      Income (Loss)      Stage         Total
                                    ------      ---------     -------      -------------      -----         -----
Balance, June 8, 2004
 (Date of Inception)                     --      $    --     $     --       $    --        $      --     $      --
Issued for cash:
  Common stock at $0.001          8,000,000        8,000           --            --               --         8,000
  Common stock at $0.05           4,000,000        4,000      196,000            --               --       200,000
Net loss                                 --           --           --            --          (34,665)      (34,665)
Foreign currency translation             --           --           --          (555)              --          (555)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2004      12,000,000       12,000      196,000          (555)         (34,665)      172,780
Net loss                                 --           --           --            --         (196,062)     (196,062)
Foreign currency translation             --           --           --         1,514               --         1,514
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2005      12,000,000       12,000      196,000           959         (230,727)      (21,768)
Issued for cash:
  Common stock at $0.10             474,000          474       46,926            --               --        47,400
  Common stock at $0.20             104,000          104       20,696            --               --        20,800
Net loss                                 --           --           --            --         (164,782)     (164,782)
Foreign currency translation             --           --           --        (3,551)              --        (3,551)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2006      12,578,000       12,578      263,622        (2,592)        (395,509)     (121,901)
Foreign currency translation             --           --           --         2,592               --         2,592
Exercise of warrants                 80,000           80       14,920            --               --        15,000
Net loss                                 --           --           --            --          (24,052)      (24,052)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2007      12,658,000       12,658      278,542            --         (419,561)     (128,361)
Net loss                                 --           --           --            --           (9,978)       (9,978)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2008      12,658,000      $12,658     $278,542       $    --        $(429,539)    $(138,339)
                                 ==========      =======     ========       =======        =========     =========

    The accompanying notes are an integral part of these financial statements

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada, United States of America on June 8, 2004. The Company is a development stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises." From inception of the business on June 8, 2004 until March 9, 2007 (See Note 3), the Company was engaged in the development of communication technology and services for internet protocol, telephony and video applications. On March 9, 2007, the Company disposed of its subsidiary Netfone Services Inc. ("NSI"). The Company is currently seeking new business opportunities.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $429,539 at September 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management will continue to seek equity financing and loans from related parties to fund the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

REVENUE RECOGNITION
The Company is engaged in the business of providing facsimile by e-mail and virtual calling card services. Revenues are recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition" when persuasive evidence of an arrangement exists, product delivery has occurred, the services have been rendered, the price is fixed or determinable and collection is reasonably assured.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevail at the balance sheet date. Non-monetary assets are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations; whereas, adjustments arising from translation of financial statements of the Company's subsidiaries during the consolidation process were included as a separate component of shareholders' equity called other comprehensive income
(loss).

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

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS
Equipment are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Under SFAS No. 144, assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value.

USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Significant estimates and assumptions used by management are the future tax rates used to determine deferred tax assets and deferred tax liabilities and the estimate of useful life of equipment. Actual results could differ from those estimates.

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

FINANCIAL INSTRUMENTS
The fair value of the Company's financial instruments, consisting of cash, accounts payable, and amounts due to related parties, is estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

OTHER COMPREHENSIVE INCOME
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended September 30, 2008 and 2007, there are no items that cause comprehensive loss to be different from net loss.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2008 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

In  June  2006,  the  Financial   Accounting  Standards  Board  ("FASB")  issued
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on June 1, 2007.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION
Effective January 1, 2006 the Company has adopted the fair value recognition provisions of SFAS No. 123R, "Share Based Payments", using the modified prospective transition method. Under this transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

To date the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

COMPARATIVE FIGURES
Certain comparative figures have been reclassified to comply with the current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)
In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

                                                               Cumulative since
                                                                 June 8, 2004
                                                                 (inception)
                                                                   through
                          September 30,      September 30,       September 30,
                              2008               2007                2008
                            ---------          ---------           ---------
Sales                       $ 64,743           $ 161,694           $ 276,494
COGS                         (26,899)           (113,370)           (224,598)
                            --------           ---------           ---------
                            $ 37,844           $  48,324           $  51,896

Operating expenses           (36,103)           (193,817)           (385,368)
                            --------           ---------           ---------

Net profit (loss)           $  1,741           $(145,493)          $(333,472)
                            ========           =========           =========

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

The sale of NSI resulted in a gain of $46,065 calculated as follows:

Assets                                                     $  44,474
Liabilities                                                 (381,964)
                                                           ---------
Negative book value                                         (337,490)
Proceeds on sale of NSI                                      (25,000)
Assumption of Company's related party debt by NSI            (22,275)
Forgiveness of debt of NSI                                   338,710
                                                           ---------
Gain on disposition of NSI                                 $ (46,055)
                                                           =========

NOTE 4 - EQUIPMENT

Equipment consisted of the following:

                                                               2008       2007
                                             Accumulated     Net Book   Net Book
                                   Cost     Depreciation       Value      Value
                                   ----     ------------       -----      -----

Computer equipment and software    $ --          $ --          $ --      $1,358
                                   ====          ====          ====      ======

NOTE 5 - RELATED PARTY TRANSACTIONS

At September 30, 2008, the Company owed $130,543 (September 30, 2007: $109,243) to shareholders of the Company. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended September 30, 2008, $Nil (2007 - $13,500) consulting fees were paid to a company controlled by a shareholder.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

NOTE 6 - CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 with a par value of one tenth of one cent ($0.001) per share.

The total number of preferred shares authorized that may be issued by the Company is 20,000,000 with a par value of one tenth of one cent ($0.001) per share.

During the year-ended September 30, 2007, warrant holders exercised 10,000 Series A Warrants and 70,000 Series B Warrants. The Company received $1,000 and $14,000 respectively from the exercise of these warrants.

During the year ended September 30, 2007, 3,516,000 Series A and 3,826 Series B warrants expired unexercised.

At September 30, 2008 and 2007, there were no options or share purchase warrants outstanding.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2008

NOTE 7 - INCOME TAXES

As of September 30, 2008, the Company has estimated tax loss carry forwards for tax purposes of approximately $96,000 (2007: $86,000), which expire by 2028. These amounts may be applied against future federal taxable income. Utilization of these carry forwards is dependent on the Company generating sufficient future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes. The components of these differences are as follows:

                                                             September 30
                                                         2008            2007
                                                       --------        --------

Loss before income tax                                 $  9,978        $ 86,000
Statutory tax rate                                           35%             35%
                                                       --------        --------
Expected recovery of income taxes at standard rates       3,492          30,100
Less: valuation allowance                                (3,492)        (30,100)
                                                       --------        --------

Income tax provision                                   $     --        $     --
                                                       ========        ========

                                                             September 30
                                                         2008            2007
                                                       --------        --------
Components of deferred tax asset:
  Non-capital tax loss carry forwards                  $ 33,600        $ 30,100
  Less: valuation allowance                             (33,600)        (30,100)
                                                       --------        --------

Net deferred tax asset                                 $     --        $     --
                                                       ========        ========

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As of August 28, 2006, our independent registered public accounting firm has been Dale Matheson Carr-Hilton Labonte.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our company's president and chief executive officer and our chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name                    Position Held with                    Date First Elected
                           the Company             Age           or Appointed
                           -----------             ---           ------------

Charles El-Moussa       President, Treasurer,       36       September 12, 2008
                        Secretary and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. El-Moussa (age 36) is currently general counsel and chief operation officer of Remax, Texas where he directs and oversees all legal and corporate franchise operations including franchise sales, broker services, corporate development and sponsorship, advertising, marketing, charities promotions and information technology. Mr. El-Moussa also held the position of Corporate Fuel Marketing Manager of Universal Weather & Aviation, in Houston, Texas where he managed the marketing of a $200 million global fuel card program, managed direct relationships with fortune 500 clients, fixed base operators and fuel suppliers worldwide, coordinated the design and implementation of the fuel department's automated web page, spearheaded the development of the department's in-house automation project and analyzed fuel sales profitability and productivity.

Mr. El-Moussa obtained his B.B.A at the University of St. Thomas in Houston and his J.D. at the South Texas College of Law in Houston.

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

                                      Annual Compensation                    Long Term Compensation (1)
                                    ----------------------------       -------------------------------------
                                                                        Awards                       Payouts
                                                                       -------------------------    --------
                                                                       Securities     Restricted
                                                         Other         Underlying      Shares or
                                                        Annual          Options/       Restricted                All Other
Name and Principal                                      Compen-           SARs           Share        LTIP        Compen-
Position                    Year    Salary      Bonus   sation (1)      Granted          Units        Payouts      sation
--------                    ----    ------      -----   ----------      -------          -----        -------      ------
Rafeh Hulays                2008    Nil          Nil       Nil            Nil             Nil           Nil          Nil
President, Treasurer,       2007    Nil          Nil       Nil            Nil             Nil           Nil          Nil
Secretary and Director(2)   2006    $39,451      Nil       Nil            Nil             Nil           Nil          Nil

Charles El-Moussa           2008    Nil          Nil       Nil            Nil             Nil           Nil          Nil
President, Treasurer,
Secretary and Director

----------
(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.
(2)  Rafeh Hulays resigned as our president on September 12, 2008.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

During the year ended September 30, 2008, we did not grant any stock options to any of our executive officers. There were no stock options outstanding as at September 30, 2008. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

       Name and Address            Amount and Nature of            Percentage
     of Beneficial Owner           Beneficial Ownership            of Class( 1)
     -------------------           --------------------            ------------

     Charles El-Moussa                  7,840,000                      62%

     Walid Salem
     209 Flamborough Way
     Kanata, ON K2W 1G6                   160,000                     1.3%

     Directors and Executive
      Officers as a group               8,000,000 common shares      63.6%

----------
(1) Based on 12,658,000 shares of common stock issued and outstanding as of January 11, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

(32) SECTION 906 CERTIFICATIONS

32.1* Certification of Rafeh Hulays

----------
* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm, Dale Matheson Carr-Hilton Labonte, provided audit and other services during the years ended September 30, 2008 and 2007 as follows:

                                                2008                 2007
                                              --------             --------
     Audit Fees                               $ 14,245             $ 35,302
     Audit Related Fees                            Nil                  Nil
     Tax Fees                                      Nil                  Nil
     All Other Fees                                Nil                  Nil
                                              --------             --------
     Total Fees                               $ 14,245             $ 35,302
                                              ========             ========

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson Carr-Hilton Labonte, is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton Labonte and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFONE, INC.


By: /s/ Charles El-Moussa
    ---------------------------------------------------------------
    Charles El-Moussa, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer
    and Principal Accounting Officer)
    Date: January 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Charles El-Moussa
    ---------------------------------------------------------------
    Charles El-Moussa, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer
    and Principal Accounting Officer)
    Date: January 11, 2009