Form 10-Q
period 2008-12-31
NETFONE INC
filed 2009-02-23
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2008

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

                           5100 Westheimer, Suite 200
                               Houston, TX, 77056
                    (Address of principal executive offices)

                                  713.968.7569
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,658,000 common shares issued and outstanding as at February 20, 2009.

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

                                  NETFONE, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                December 31, 2008
                                   (Unaudited)

   BALANCE SHEETS

   STATEMENTS OF OPERATIONS

   STATEMENTS OF CASH FLOWS

   NOTE TO THE FINANCIAL STATEMENTS

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                    December 31,       September 30,
                                                                       2008                2008
                                                                     ---------           ---------
                                                                    (Unaudited)          (Audited)
                                     ASSETS

CURRENT
  Cash                                                               $     112           $     163
                                                                     ---------           ---------

                                                                     $     112           $     163
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                           $   9,459           $   7,959
  Due to related party                                                 130,543             130,543
                                                                     ---------           ---------
                                                                       138,502             138,502
                                                                     ---------           ---------
Common stock
  Authorized:
   100,000,000 shares; par value $0.001
  Issued and outstanding:
   12,658,000 shares (September 30, 2008: 12,658,000)                   12,658              12,658
  Additional paid-in capital                                           278,542             278,542
  Deficit accumulated during the development stage                    (423,261)           (429,539)
                                                                     ---------           ---------

                                                                      (132,061)           (138,339)
                                                                     ---------           ---------

                                                                     $   4,922           $     163
                                                                     =========           =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended                June 8, 2004
                                               ----------------------------------          (Inception)
                                               December 31,          December 31,          December 30,
                                                  2008                  2007                  2008
                                               -----------           -----------           -----------
REVENUE                                        $        --           $        --           $    12,000
                                               -----------           -----------           -----------
EXPENSES
  Accounting fees                                    1,500                 1,500                84,869
  Depreciation                                          --                    --                    52
  Bank fees and interest                                51                    45                   552
  Consulting fees                                       --                    --                14,623
  Equipment write off                                   --                    --                 1,358
  Filing fees and incorporation costs                   --                 1,502                 8,216
  Legal fees                                            --                   653                45,855
  Foreign exchange gain                                 --                    --                  (748)
  Office and general expenses                           --                    --                   906
                                               -----------           -----------           -----------

                                                     1,551                 3,700               155,683
                                               -----------           -----------           -----------

NET LOSS FROM CONTINUED OPERATIONS                   1,551                 3,700               143,683
                                               -----------           -----------           -----------
DISCONTINUED OPERATIONS
  Loss  from operations                                 --                    --              (333,472)
  Gain on sale of subsidiary                            --                    --                46,065
                                               -----------           -----------           -----------

NET LOSS                                       $     1,551           $     3,700           $   423,261
                                               ===========           ===========           ===========

BASIC AND DILUTED NET
 LOSS PER SHARE                                $     (0.00)          $     (0.00)
                                               ===========           ===========
WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                   12,658,000            12,658,000
                                               ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three months ended              June 8, 2004
                                                            --------------------------------       (Inception)
                                                            December 31,        December 31,       December 30,
                                                               2008                2007               2008
                                                            ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $  (1,551)          $  (3,700)          $(143,683)
  Add item not affecting cash
    Equipment write-off                                            --                  --               1,358
    Amortization                                                   --                  --                  52
    Receivable write-off                                           --                  --                 307
  Changes in operating assets and liabilities
    Accounts receivable                                            --                  --                (307)
    Accounts payable and accrued liabilities                    1,500              (7,998)              9,459
                                                            ---------           ---------           ---------
Net cash used in continuing operations                            (51)            (11,698)           (132,814)

Net cash used in discontinued operations                           --                  --            (312,407)
                                                            ---------           ---------           ---------
Net cash used in operating activities                             (51)            (11,698)           (445,221)
                                                            ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related party                                             --              11,300             130,543
  Proceeds from sale of Netfone Services Inc.                      --                  --              25,000
  Proceeds of common stock issuances                               --                  --             291,200
                                                            ---------           ---------           ---------
Net cash provided by financing activities                          --              11,300             446,743
                                                            ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment (additions) dispositions                               --                  --              (1,410)
                                                            ---------           ---------           ---------
Net cash from (used) in investing activities
                                                            ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                   (51)               (398)                112

CASH, BEGINNING                                                   163               3,655                  --
                                                            ---------           ---------           ---------

CASH, ENDING                                                $     112           $   3,257           $     112
                                                            =========           =========           =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                    $      --           $      --           $      --
                                                            =========           =========           =========
  Cash paid for taxes                                       $      --           $      --           $      --
                                                            =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTE TO THE FINANCIAL STATEMENTS
                                December 31, 2008
                                   (Unaudited)


Note 1 Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC").. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

The address of our principal executive office is 5100 Westheimer, Suite 200, Houston, TX, 77056. Our telephone number is 713-968-7569.

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

Our purchase orders with Asterisk IT and Arezqui Belaid, which form the basis of our contractual obligations to Asterisk IT and Arezqui Belaid, are attached as exhibits to this Form 10Q.

RESULTS OF OPERATIONS

From the date of our incorporation on June 8, 2004 to December 31, 2008, we have been a development stage company that has generated minimal revenues. During the year-ended September 30, 2008, we generated $12,000 in revenues.

THREE MONTH PERIOD ENDED DECEMBER 31, 2008 COMPARED WITH THE THREE MONTH PERIOD ENDED DECEMBER 31 2007.

We posted an operating loss of $1,551 for the three month period ended December 31, 2008 compared to operating losses of $3,700 for the three month period ended December 31, 2007, and operating losses of $143,683 since inception to December 31, 2008. The principal component of the decrease was due to an overall decrease in activity.

Our operating expenses for the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007 are classified primarily into the following three categories:

     * Accounting and auditing fees for the year end audit. The amount incurred by our company during for the three month period ended December 31, 2008 was $1,500, compared to the three month period ended December 31, 2007 of $1,500;
     * Legal fees. The amount incurred by our company during the three month period ended December 31, 2008 was $NIL compared to $653 for the three month period ended December 31, 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

From inception on June 8, 2004 we have been engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications. We primarily focused on the development and sales of voice over internet protocol (VoIP) services. We have sold NetFone Services Inc (our wholly-owned Canadian subsidiary providing internet protocol phone service). We are in the process of developing our virtual calling card and internet fax offering. We expect that we will be able to offer service toward the end of 2009. Principal capital resources have been acquired through the issuance of common stock.

At December 31, 2008, we had a working capital deficit of $138,390.

At December 31, 2008, we had assets of $112.

At December 31, 2008, our total liabilities were $138,502.

At December 31, 2008 we had cash on hand of $112.

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

DEVELOPMENT AND DEPLOYMENT PLAN

Over the next twelve months, we will be continuously developing and improving our products. We will:

     * Bring to general availability our virtual calling card and internet faxing products; and
     *    Improve service and introduce new features

EMPLOYEES

As of December 31, 2008, we have no employees.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the quarter ended December 31, 2008, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

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

CASH REQUIREMENTS

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our virtual calling card and fax products and services throughout the period ending December 31, 2009.

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

We have incurred operating losses since inception. As we had cash on hand of $112 as at December 31, 2008, management projects that we may require an additional $150,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending December 31, 2009, broken down as follows:

           Estimated Funding Required During the Twelve Month Period
                            Ending December 31, 2009

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
                                                           =======

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from incorporation on June 8, 2004 to September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

GOING CONCERN

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $112 as of December 31, 2008. We estimate our average monthly operating expenses to be approximately $25,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our financial statements for the year ended September 30, 2008.

WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH INTERNALLY GENERATED FUNDS BECAUSE OUR BUSINESS HAS NOT GENERATED SUBSTANTIAL REVENUE. WITHOUT ADDITIONAL FINANCING, WE WILL NEED TO GENERATE FUNDS INTERNALLY TO FUND OUR OPERATIONS DURING THE FISCAL YEAR ENDING SEPTEMBER 30, 2009 OR WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS AND BUSINESS.

We currently do not have any operations which generate substantial income or cash flow. We have not generated substantial revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $150,000 for the 12 month period ending December 31, 2009). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2009, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

WE HAVE NOT GENERATED SUBSTANTIAL REVENUE FROM OUR BUSINESS AND WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE NEAR FUTURE. IF WE ARE NOT ABLE TO OBTAIN FUTURE FINANCING WHEN REQUIRED, WE MIGHT BE FORCED TO DISCONTINUE OUR BUSINESS.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending December 31, 2009 in the approximate amount of $150,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

THE LOSS OF CHARLES EL-MOUSSA MAY AFFECT OUR ABILITY TO RAISE ADDITIONAL
CAPITAL.

Our president, secretary and treasurer, Charles El-Moussa, was instrumental in the development of our business and the development of our fund raising strategy and locating the sources of our capital. Our ability to raise additional capital depends upon the continued service and performance of Mr. El-Moussa.

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

WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCTS AND ONGOING OPERATIONS.

The development and marketing of our virtual calling card and internet faxing products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of our president Charles El-Moussa and contractors could delay the development and introduction of, and negatively impact our ability to sell our products which could adversely affect our financial results and impair our growth. We currently do not maintain key person life insurance policies on any of our employees. We currently hire several contractors including the president of the company, Charles El-Moussa. We have a consulting agreement with our president, Charles El-Moussa, which is terminable at the will of either party. The agreement is non-exclusive and, as a result, Mr. El-Moussa may provide consulting services to other companies, on the condition that such services do not conflict with the terms of our consulting agreement. Should Mr. El-Moussa provide consulting services to another company, this would detract from the attention paid to our operations and as a result would slow our product development and marketing efforts.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president along with our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

(31) SECTION 302 CERTIFICATIONS
31.1* Certification of Charles El-Moussa

(32) SECTION 906 CERTIFICATIONS
32.1* Certification of Charles El-Moussa

----------
* filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFONE, INC.


By: /s/ Charles El-Moussa
   ---------------------------------------------------------------
   Charles El-Moussa, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial
   and Accounting Officer)

Date: February 20, 2009