Form 10-Q/A
period 2008-12-31
NETFONE INC
filed 2009-04-28
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,658,000 common shares issued and outstanding as at April 27, 2009.

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

   BALANCE SHEETS

   STATEMENTS OF OPERATIONS

   STATEMENTS OF CASH FLOWS

   NOTE TO THE FINANCIAL STATEMENTS

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                    December 31,       September 30,
                                                                       2008                2008
                                                                     ---------           ---------
                                                                    (Unaudited)          (Audited)
                                     ASSETS

CURRENT
  Cash                                                               $     112           $     163
                                                                     ---------           ---------

                                                                     $     112           $     163
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                           $   9,459           $   7,959
  Due to related party                                                 130,543             130,543
                                                                     ---------           ---------
                                                                       140,002             138,502
                                                                     ---------           ---------
Common stock
  Authorized:
   100,000,000 shares; par value $0.001
  Issued and outstanding:
   12,658,000 shares (September 30, 2008: 12,658,000)                   12,658              12,658
  Additional paid-in capital                                           278,542             278,542
  Deficit accumulated during the development stage                    (431,090)           (429,539)
                                                                     ---------           ---------

                                                                      (139,890)           (138,339)
                                                                     ---------           ---------

                                                                     $     112           $     163
                                                                     =========           =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended                June 8, 2004
                                               ----------------------------------          (Inception)
                                               December 31,          December 31,          December 30,
                                                  2008                  2007                  2008
                                               -----------           -----------           -----------
REVENUE                                        $        --           $        --           $    12,000
                                               -----------           -----------           -----------
EXPENSES
  Accounting fees                                    1,500                 1,500                84,869
  Depreciation                                          --                    --                    52
  Bank fees and interest                                51                    45                   552
  Consulting fees                                       --                    --                14,623
  Equipment write off                                   --                    --                 1,358
  Filing fees and incorporation costs                   --                 1,502                 8,216
  Legal fees                                            --                   653                45,855
  Foreign exchange gain                                 --                    --                  (748)
  Office and general expenses                           --                    --                   906
                                               -----------           -----------           -----------

                                                     1,551                 3,700               155,683
                                               -----------           -----------           -----------

NET LOSS FROM CONTINUED OPERATIONS                   1,551                 3,700               143,683
                                               -----------           -----------           -----------
DISCONTINUED OPERATIONS
  Loss  from operations                                 --                    --              (333,472)
  Gain on sale of subsidiary                            --                    --                46,065
                                               -----------           -----------           -----------

NET LOSS                                       $     1,551           $     3,700           $   431,090
                                               ===========           ===========           ===========

BASIC AND DILUTED NET
 LOSS PER SHARE                                $     (0.00)          $     (0.00)
                                               ===========           ===========
WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                   12,658,000            12,658,000
                                               ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three months ended              June 8, 2004
                                                            --------------------------------       (Inception)
                                                            December 31,        December 31,       December 31,
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

Date: April 27, 2009