Form 10-Q
period 2009-03-31
NETFONE INC
filed 2009-05-15
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,658,000 common shares issued and outstanding as at May 14, 2009.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

                                  NETFONE, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTE TO THE FINANCIAL STATEMENTS

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     March 31,         September 30,
                                                                       2009                2008
                                                                     ---------           ---------
                                                                    (Unaudited)          (Audited)
                                     ASSETS

CURRENT
  Cash                                                               $      --           $     163
                                                                     ---------           ---------

                                                                     $      --           $     163
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $  13,604           $   7,959
  Due to related party                                                 137,734             130,543
                                                                     ---------           ---------

                                                                       151,338             138,502
                                                                     ---------           ---------

STOCKHOLDERS' DEFICIT
  Common stock
   Authorized:
     100,000,000 shares; par value $0.001
   Issued and outstanding:
     12,658,000 shares (September 30, 2008: 12,658,000)                 12,658              12,658
  Additional paid-in capital                                           278,542             278,542
  Deficit accumulated during the development stage                    (442,538)
                                                                     ---------           ---------

                                                                      (151,338)           (138,339)
                                                                     ---------           ---------

                                                                     $      --           $     163
                                                                     =========           =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       June 8, 2004
                                            Three months ended               Six months ended         (Inception) to
                                         March 31,      March 31,        March 31,      March 31,        March 31,
                                           2009           2008             2009           2008             2009
                                        -----------    -----------      -----------    -----------      -----------
REVENUE                                 $        --    $        --      $        --    $        --      $    12,000
                                        -----------    -----------      -----------    -----------      -----------
EXPENSES
  Accounting fees                             1,500          4,558            3,000          6,058           86,369
  Depreciation                                   --            227               --            227               52
  Bank fees and interest                         33             46               84             91              585
  Consulting fees                                --             --               --             --           14,623
  Equipment write off                            --             --               --             --            1,358
  Filing fees                                 3,052            199            3,052          1,701           11,268
  Legal fees                                  3,963            925            3,963          1,578           49,818
  Foreign exchange gain                          --             --               --             --             (748)
  Office and general expenses                 2,900             73            2,900             73            3,806
                                        -----------    -----------      -----------    -----------      -----------
                                             11,448          6,028           12,999          9,728          167,131
                                        -----------    -----------      -----------    -----------      -----------

NET LOSS FROM CONTINUED OPERATIONS           11,448          6,028           12,999          9,728          155,131
                                        -----------    -----------      -----------    -----------      -----------
DISCONTINUED OPERATIONS
    Loss  from operations                        --             --               --             --         (333,472)
    Gain on sale of subsidiary                   --             --               --             --           46,065
                                        -----------    -----------      -----------    -----------      -----------

NET LOSS                                $    11,448    $     6,028      $    12,999    $     9,728      $   442,538
                                        ===========    ===========      ===========    ===========      ===========
BASIC AND DILUTED NET
LOSS PER SHARE                          $     (0.00)   $     (0.00)     $     (0.00)   $     (0.00)
                                        ===========    ===========      ===========    ===========
WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING             12,658,000     12,658,000       12,658,000     12,658,000
                                        ===========    ===========      ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           June 8, 2004
                                                                Six months ended          (Inception) to
                                                            March 31,       March 31,        March 31,
                                                              2009            2008             2009
                                                            ---------       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (12,999)      $  (9,728)       $(155,131)
  Add item not affecting cash
    Equipment write-off                                            --              --            1,358
    Amortization                                                   --             227               52
    Receivable write-off                                           --              --              307
  Changes in operating assets and liabilities
    Accounts receivable                                            --              --             (307)
    Accounts payable and accrued liabilities                    5,645         (13,442)          13,604
                                                            ---------       ---------        ---------
Net cash used in continuing operations                         (7,354)        (22,943)        (140,117)

Net cash used in discontinued operations                           --              --         (312,407)
                                                            ---------       ---------        ---------

Net cash used in operating activities                          (7,354)        (22,943)        (452,524)
                                                            ---------       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related party                                          7,191          21,300          137,734
  Proceeds from sale of Netfone Services Inc.                      --              --           25,000
  Proceeds of common stock issuances                               --              --          291,200
                                                            ---------       ---------        ---------
Net cash provided by financing activities                       7,191          21,300          453,934
                                                            ---------       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment additions                                              --              --           (1,410)
                                                            ---------       ---------        ---------
Net cash used in investing activities                              --              --           (1,410)
                                                            ---------       ---------        ---------

NET DECREASE IN CASH                                             (163)         (1,643)              --

CASH, BEGINNING                                                   163           3,655               --
                                                            ---------       ---------        ---------

CASH, ENDING                                                $      --       $   2,012        $      --
                                                            =========       =========        =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                      $      --       $      --        $      --
                                                            =========       =========        =========
Cash paid for taxes                                         $      --       $      --        $      --
                                                            =========       =========        =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTE TO THE FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)


Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Our purchase orders with Asterisk IT and Arezqui Belaid, which form the basis of our contractual obligations to Asterisk IT and Arezqui Belaid, are attached as exhibits to this Form 10-Q.

RESULTS OF OPERATIONS

From the date of our incorporation on June 8, 2004 to March 31, 2009, we have been a development stage company that has generated minimal revenues. During the year-ended September 30, 2008, we generated $12,000 in revenues.

THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2009 COMPARED WITH THE THREE MONTH PERIOD ENDED MARCH 31, 2009.

We posted an operating loss of $11,448 and $12,999 for the three and six month periods ended March 31, 2009 compared to operating losses of $6,028 and $9,728 for the three and six month periods ended March 31, 2008, and operating losses of $167,131 since inception to March 31, 2009.

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

At March 31, 2009, we had a working capital deficit of $151,338.

At March 31, 2009, we had assets of $Nil.

At March 31, 2009, our total liabilities were $151,338.

At March 31, 2009 we had cash on hand of $Nil.

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

DEVELOPMENT AND DEPLOYMENT PLAN

Over the next twelve months, we will be continuously developing and improving our products. We will:

     * Bring to general availability our virtual calling card and internet faxing products; and

     *    Improve service and introduce new features

EMPLOYEES

As of March 31, 2009, we have no employees.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the quarter ended March 31, 2009, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

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

We have incurred operating losses since inception. As we had cash on hand of $Nil as at March 31, 2009, management projects that we may require an additional $150,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending March 31, 2010, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2010

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

GOING CONCERN

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to March 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through March 31, 2009 have incurred losses of $442,538 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2009 and 2008, there were no common share equivalents outstanding.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $Nil as of March 31, 2009. We estimate our average monthly operating expenses to be approximately $25,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our financial statements for the year ended September 30, 2008.

WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH INTERNALLY GENERATED FUNDS BECAUSE OUR BUSINESS HAS NOT GENERATED SUBSTANTIAL REVENUE. WITHOUT ADDITIONAL FINANCING, WE WILL NEED TO GENERATE FUNDS INTERNALLY TO FUND OUR OPERATIONS DURING THE FISCAL YEAR ENDING SEPTEMBER 30, 2009 OR WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS AND BUSINESS.

We currently do not have any operations which generate substantial income or cash flow. We have not generated substantial revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $150,000 for the 12 month period ending March 31, 2010). We will not generate any material funds internally in the near future. If we are unable to generate revenue from our business during the fiscal year ending September 30, 2009, we may be forced to delay, scale back, or eliminate our sales activities. If any of these actions were to become necessary, we may not be able to continue to operate our business and if this event happens, then there is a substantial risk our business would fail.

WE HAVE NOT GENERATED SUBSTANTIAL REVENUE FROM OUR BUSINESS AND WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE NEAR FUTURE. IF WE ARE NOT ABLE TO OBTAIN FUTURE FINANCING WHEN REQUIRED, WE MIGHT BE FORCED TO DISCONTINUE OUR BUSINESS.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending March 31, 2010 in the approximate amount of $150,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president along with our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

Date: May 15, 2010