Form 10-Q
period 2009-06-30
NETFONE INC
filed 2009-08-19
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,658,000 common shares issued and outstanding as at August 18, 2009.

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


                                  NETFONE, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (Unaudited)

        BALANCE SHEETS                                           3

        STATEMENTS OF OPERATIONS                                 4

        STATEMENTS OF CASH FLOWS                                 5

        NOTE TO THE FINANCIAL STATEMENTS                         6

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     June 30,          September 30,
                                                                       2009                2008
                                                                     ---------           ---------
                                                                    (Unaudited)          (Audited)
                                     ASSETS

CURRENT
  Cash                                                               $      --           $     163
                                                                     ---------           ---------

                                                                     $      --           $     163
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $   8,854           $   7,959
  Due to related party                                                 153,549             130,543
                                                                     ---------           ---------

                                                                       162,403             138,502
                                                                     ---------           ---------
STOCKHOLDERS' DEFICIT
  Common stock
    Authorized:
      100,000,000 shares; par value $0.001
    Issued and outstanding:
      12,658,000 shares (September 30, 2008: 12,658,000)                12,658              12,658
  Additional paid-in capital                                           278,542             278,542
  Deficit accumulated during the development stage                    (453,603)           (429,539)
                                                                     ---------           ---------

                                                                      (162,403)           (138,339)
                                                                     ---------           ---------

                                                                     $      --           $     163
                                                                     =========           =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       June 8, 2004
                                         Three months ended                Nine months ended          (Inception) to
                                      June 30,        June 30,         June 30,         June 30,         June 30,
                                        2009            2008             2009             2008             2009
                                    ------------    ------------     ------------     ------------     ------------
REVENUE                             $         --    $     12,000     $         --     $     12,000     $     12,000
                                    ------------    ------------     ------------     ------------     ------------
EXPENSES
  Accounting fees                          1,500           2,487            4,500            8,545           87,869
  Depreciation                                --             233               --              461               52
  Bank fees and interest                      --              50               84              140              585
  Consulting fees                             --              --               --               --           14,623
  Equipment write off                         --              --               --               --            1,358
  Filing fees                              3,087             696            6,139            2,397           14,355
  Legal fees                               3,920           1,023            7,883            2,601           53,738
  Foreign exchange gain                       --              --               --               --             (748)
  Office and general expenses              2,558              --            5,458               73            6,364
                                    ------------    ------------     ------------     ------------     ------------
                                          11,065           4,489           24,064           14,217          178,196
                                    ------------    ------------     ------------     ------------     ------------
NET INCOME (LOSS) FROM CONTINUED
 OPERATIONS                              (11,065)          7,511          (24,064)          (2,217)        (166,196)
                                    ------------    ------------     ------------     ------------     ------------

DISCONTINUED OPERATIONS
  Loss  from operations                       --              --               --               --         (333,472)
  Gain on sale of subsidiary                  --              --               --               --           46,065
                                    ------------    ------------     ------------     ------------     ------------

NET INCOME (LOSS)                   $    (11,065)   $      7,511     $    (24,064)    $     (2,217)    $   (453,603)
                                    ============    ============     ============     ============     ============
BASIC AND DILUTED NET
 LOSS PER SHARE                     $      (0.00)   $      (0.00)    $      (0.00)    $      (0.00)
                                    ============    ============     ============     ============
WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING         12,658,000      12,658,000       12,658,000       12,658,000
                                    ============    ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                June 8, 2004
                                                                 Nine months ended             (Inception) to
                                                            June 30,            June 30,          June 30,
                                                              2009                2008              2009
                                                            ---------           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (24,064)          $  (2,217)        $(166,196)
  Add item not affecting cash
    Equipment write-off                                            --                  --             1,358
    Amortization                                                   --                 431                52
    Receivable write-off                                           --                  --               307
  Changes in operating assets and liabilities
    Accounts receivable                                            --                  --              (307)
    Accounts payable and accrued liabilities                      895             (20,880)            8,854
                                                            ---------           ---------         ---------
Net cash used in continuing operations                        (23,169)            (22,636)         (155,932)

Net cash used in discontinued operations                           --                  --          (312,407)
                                                            ---------           ---------         ---------
Net cash used in operating activities                         (23,169)            (22,636)         (468,339)
                                                            ---------           ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related party                                         23,006              21,300           153,549
  Proceeds from sale of subsidiary                                 --                  --            25,000
  Proceeds of common stock issuances                               --                  --           291,200
                                                            ---------           ---------         ---------
Net cash provided by financing activities                      23,006              21,300           469,749
                                                            ---------           ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment additions                                              --                  --            (1,410)
                                                            ---------           ---------         ---------
Net cash used in investing activities                              --                  --            (1,410)
                                                            ---------           ---------         ---------

NET DECREASE IN CASH                                             (163)             (1,336)               --

CASH, BEGINNING                                                   163               3,655                --
                                                            ---------           ---------         ---------

CASH, ENDING                                                $      --           $   2,319         $      --
                                                            =========           =========         =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                    $      --           $      --         $      --
                                                            =========           =========         =========
  Cash paid for taxes                                       $      --           $      --         $      --
                                                            =========           =========         =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTE TO THE FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (Unaudited)


Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

RESULTS OF OPERATIONS

From the date of our incorporation on June 8, 2004 to June 30, 2009, we have been a development stage company that has generated minimal revenues. During the year-ended September 30, 2008, we generated $12,000 in revenues.

THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2009 COMPARED WITH THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2009.

We posted an operating loss of $11,065 and $24,064 for the three and nine month periods ended June 30, 2009 compared to operating income (losses) of $7,511 and $(2,217) for the three and nine month periods ended June 30, 2008, and operating losses of $166,196 since inception to June 30, 2009.

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

At June 30, 2009, we had a working capital deficit of $162,403.

At June 30, 2009, we had assets of $Nil.

At June 30, 2009, our total liabilities were $162,403.

At June 30, 2009 we had cash on hand of $Nil.

PLAN OF OPERATION

We intend to continue the development of our business. Our personnel are continuously evaluating new opportunities that become available to better our product offering. This includes:

     * To develop our new product line focusing on virtual calling cards and internet faxing; and
     * Evaluating internet, managed IP network and public switched telephone network providers to extend our services, better their quality and reduce their cost

DEVELOPMENT AND DEPLOYMENT PLAN

Over the next twelve months, we will be continuously developing and improving our products. We will:

     * Bring to general availability our virtual calling card and internet faxing products; and
     *    Improve service and introduce new features

EMPLOYEES

As of June 30, 2009, we have no employees.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the quarter ended June 30, 2009, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

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

We have incurred operating losses since inception. As we had cash on hand of $Nil as at June 30, 2009, management projects that we may require an additional $90,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending June 30, 2010, broken down as follows:

 Estimated Funding Required During the Twelve Month Period Ending June 30, 2010

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

GOING CONCERN

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to June 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through June 30, 2009 have incurred losses of $453,603 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

CAPITAL ASSETS AND AMORTIZATION

We do not have any significant capital assets as of June 30, 2009.

BASIC LOSS PER SHARE

We report basic loss per share in accordance with FAS No. 128 "Earnings per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of our financial instruments consisting of cash, accounts payable and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

COMPREHENSIVE LOSS

We have adopted FAS No. 130 "Reporting Comprehensive Income". Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president along with our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

Date: August 18, 2009