Form 10-K
period 2009-09-30
NETFONE INC
filed 2010-01-13
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2009

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

State issuer's revenues for its most recent fiscal year.  $nil

Issuer's aggregate market value of the voting common equity held by non-affiliates at January 14, 2008 was:

12,658,000 common shares USD $12,658
(1) computed by reference to the price at which the common equity was last sold

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

12,658,000 shares of common stock issued and outstanding as of January 13, 2010

Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

BUSINESS DEVELOPMENT

We were incorporated in the State of Nevada on June 8, 2004. From inception of our business on June 8, 2004 to March 7, 2007, we were engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications. This business plan has been abandoned due to declining margins and increased competition in the field. The Company currently seeking other business opportunities.

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

We are currently seeking other business opportunities.

EMPLOYEES

As of January 13, 2010, the Company has no employees.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the year ended September 30, 2009, other than expenses that were generally incurred in the development of our business.

ITEM 1A. RISK FACTORS

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had no cash as of September 30, 2009. We estimate our average monthly operating expenses to be approximately $2,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our financial statements for the year ended September 30, 2009.

WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH INTERNALLY GENERATED FUNDS BECAUSE OUR BUSINESS HAS NOT GENERATED SUBSTANTIAL REVENUE. WITHOUT ADDITIONAL FINANCING, WE WILL NEED TO GENERATE FUNDS INTERNALLY TO FUND OUR OPERATIONS DURING THE FISCAL YEAR ENDING SEPTEMBER 30, 2009 OR WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS AND BUSINESS.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending September 30, 2010 in the approximate amount of $25,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

On January 13, 2010 the shareholders' list of our common shares showed 7 registered shareholders and 12,658,000 shares outstanding.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities for the year ended September 30, 2009.

RECENT SALES OF UNREGISTERED SECURITIES

We have issued 528,000 shares from the exercise of Warrants registered under the Security Act of 1933 during the year ended September 30, 2006 from our original SB-2.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended September 30, 2009 and 2008 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

PLAN OF OPERATIONS

From the date of our incorporation on June 8, 2004 to September 30, 2009, we have been a start up company that has not generated substantial revenues.

Our operating expenses are classified primarily into the following three categories:

     * legal fees incurred by our company during the year ended September 30, 2008 was $3,401 and during the year ended September 30, 2009 was $4,055;
     * accounting fees incurred by our company during the year ended September 30, 2008 was $14,425 and during the year ended September 30, 2009 was $8,582;
     * during the year ended September 30, 2009, expenses from continuing operations incurred were $2,904 for office and general expenses, $3,407 for filing fees, and during the year ended September 30, 2008 expenses incurred were $379 for office and general expenses, $2,397 for filing fees.

We anticipate we will require up to $25,000 for the 12 months ending September 30, 2010 to fund our obligations in respect of our ongoing operational expenses.

PERSONNEL PLAN

We do not currently plan to add more personnel to our company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our principal capital resources have been through the issuance of common stock and shareholder loans, advances from related parties.

At September 30, 2009, we had working capital deficit of $157,372.

At September 30, 2009, our total assets were $Nil.

At September 30, 2009, our total liabilities were $157,372.

For the year ended September 30, 2009, we posted a loss of $19,033 compared to $9,978 for the year ended September 30, 2008. The principal components of the losses for the year ended September 30, 2009 were accounting fees, legal fees and general office expenses.

Operating expenses for the year ended September 30, 2009 were $19,033 compared to $21,978 for the year ended September 30, 2008.

At September 30, 2009, we had cash on hand of $Nil.

CASH REQUIREMENTS

Presently, we currently are not generating revenues. Management projects that we will require additional funding to maintain our current operations and to enable us to address our current and ongoing expenses and continue seeking new business opportunities.

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

We have incurred operating losses since inception. As we had cash on hand of $163 as at September 30, 2008, management projects that we may require an additional $60,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending September 30, 2009, broken down as follows:

               Estimated Funding Required During the Twelve Month
                        Period Ending September 30, 2009

                 Operating Expenditures
                   General and Administrative          $20,000
                   Working capital                       5,000
                                                       -------

                       Total                           $25,000
                                                       =======

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for year ended September 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

GOING CONCERN

Due to our being a development stage company and not having generated substantial revenues, in their report on our financial statements for the year ended September 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through September 30, 2009 have incurred losses of $448,572 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").

DEVELOPMENT STAGE COMPANY
The Company is considered to be in the development stage.

USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to deferred income tax amounts, rates and timing of the reversal of income tax differences.

NET LOSS PER SHARE
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

FINANCIAL INSTRUMENTS
The fair value of the Company's financial instruments, consisting of cash, accounts payable, and due to related parties, are estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

INCOME TAXES
Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

COMPREHENSIVE LOSS
Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss is reported in the statement of stockholders' deficit. Other comprehensive refers to items recognized in comprehensive loss that are excluded from net loss. The Company had no other comprehensive income during the years ended September 30, 2009 and 2008.

STOCK-BASED COMPENSATION
The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

To date the Company has not adopted a stock option plan and has not granted any stock options.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 ("Statement 168"). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted Statement 168 for the year ended September 30, 2009.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Dale Matheson Carr-Hilton Labonte LLP for the audited financial statements for the years ended September 30, 2009 is included herein immediately preceding the audited financial statements.

NETFONE, INC. (AUDITED):

Report of Dale Matheson Carr-Hilton Labonte LLP dated January 11, 2009

Balance Sheets at September 30, 2009 and 2008.

Statements of Operations for the years ended September 30, 2009 and 2008, and for the period from June 8, 2004 (inception) to September 30, 2009.

Statements of Cash Flows for the years ended September 30, 2009 and 2008, and for the period from June 8, 2004, (inception) to September 30, 2009.

Statement of changes of stockholders equity from June 8, 2004 (inception) to September 30, 2009.

Notes to the Financial Statements

             [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of NetFone, Inc.

We have audited the accompanying balance sheets of NetFone, Inc. (a development stage company) as of September 30, 2009 and 2008, and the statements of operations, stockholders' deficit and cash flows for the years then ended and the period from June 8, 2004 (Inception) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and the period from June 8, 2004 (Inception) to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has limited working capital available raising substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business and ultimately to attain profitable operations. Management's plans in regard to these matters are described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                          "DMCL"

                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
January 13, 2010

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                 September 30,
                                                                           2009                2008
                                                                         ---------           ---------
                                   ASSETS

CURRENT
  Cash                                                                   $      --           $     163
                                                                         ---------           ---------

                                                                         $      --           $     163
                                                                         =========           =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                               $   6,957           $   7,959
  Due to related parties (Note 5)                                          150,415             130,543
                                                                         ---------           ---------

                                                                           157,372             138,502
                                                                         ---------           ---------
STOCKHOLDERS' DEFICIT
  Common stock (Note 3)
    Authorized:
      100,000,000 common shares; par value of $0.001
      20,000,000 preferred shares; par value of $0.001
    Issued and outstanding:
      12,658,000 common shares (September 30, 2008: 12,658,000)             12,658              12,658
  Additional paid in capital                                               278,542             278,542
  Deficit accumulated during the development stage                        (448,572)           (429,539)
                                                                         ---------           ---------

                                                                          (157,372)           (138,339)
                                                                         ---------           ---------

                                                                         $      --           $     163
                                                                         =========           =========


    The accompanying notes are an integral part of these financial statements

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                               Cumulative from
                                                                                                June 8, 2004
                                                                                                 (inception)
                                                                                                   through
                                                  September 30,          September 30,          September 30,
                                                      2009                   2008                   2009
                                                  ------------           ------------           ------------
REVENUES                                          $         --           $     12,000           $     12,000
                                                  ------------           ------------           ------------
EXPENSES
  Accounting and audit fees                              8,582                 14,245                 91,951
  Depreciation                                              --                     --                     52
  Bank fees and interest                                    85                    198                    586
  Consulting fees                                           --                     --                 14,623
  Equipment write-off                                       --                  1,358                  1,358
  Filing fees                                            3,407                  2,397                 11,623
  Foreign exchange gain                                     --                     --                   (748)
  Legal fees                                             4,055                  3,401                 49,910
  Office and general expense                             2,904                    379                  3,810
                                                  ------------           ------------           ------------
                                                        19,033                 21,978                173,165
                                                  ------------           ------------           ------------

NET LOSS FROM CONTINUING OPERATIONS                     19,033                  9,978                161,165
                                                  ------------           ------------           ------------
DISCONTINUED OPERATIONS
  Loss from operations                                      --                     --               (333,472)
  Gain on sale of subsidiary                                --                     --                 46,065
                                                  ------------           ------------           ------------

LOSS FROM DISCONTINUED OPERATIONS                           --                     --                287,407
                                                  ------------           ------------           ------------

NET LOSS                                          $     19,033           $      9,978           $    448,572
                                                  ============           ============           ============

NET LOSS PER SHARE - BASIC AND DILUTED            $      (0.00)          $      (0.00)
                                                  ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                    12,658,000             12,658,000
                                                  ============           ============


    The accompanying notes are an integral part of these financial statements

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                 Cumulative from
                                                                                                  June 8, 2004
                                                                                                   (inception)
                                                                                                     through
                                                          September 30,       September 30,       September 30,
                                                              2009                2008                2009
                                                            ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                       $ (19,033)          $  (9,978)          $(161,165)
  Add items not affecting cash:
    Loss on disposal of equipment                                  --               1,358               1,358
    Depreciation                                                   --                  --                  52
    Receivable write off                                           --                 307                 307
  Changes  in operating assets and liabilities:
    Accounts receivable                                            --                  --                (307)
    Accounts payable and accrued liabilities                   (1,002)            (16,479)              6,957
                                                            ---------           ---------           ---------
Net cash used in continuing operations                        (20,035)            (24,792)           (152,798)
Net cash  used in discontinued operations                          --                  --            (312,407)
                                                            ---------           ---------           ---------
Net cash used in operating activities                         (20,035)            (24,792)           (465,205)
                                                            ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related parties                                19,872              21,300             150,415
  Proceeds on sale of Netfone Services Inc.                        --                  --              25,000
  Proceeds from issuance of common stock                           --                  --             291,200
                                                            ---------           ---------           ---------
Net cash provided by financing activities                      19,872              21,300             466,615
                                                            ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment additions                                              --                  --              (1,410)
                                                            ---------           ---------           ---------
Net cash used in investing activities                              --                  --              (1,410)
                                                            ---------           ---------           ---------

Net decrease in cash                                             (163)             (3,492)                 --

Cash, beginning                                                   163               3,655                  --
                                                            ---------           ---------           ---------

Cash, ending                                                $      --           $     163           $      --
                                                            =========           =========           =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                  $      --           $      --           $      --
                                                            =========           =========           =========
  Income taxes                                              $      --           $      --           $      --
                                                            =========           =========           =========


    The accompanying notes are an integral part of these financial statements

                                  NETFONE, INC.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                             Deficit
                                                                           Accumulated     Accumulated
                                       Common Stock          Additional       Other         During the
                                    ---------------------     Paid-in     Comprehensive    Development
                                    Number      Par Value     Capital      Income (Loss)      Stage         Total
                                    ------      ---------     -------      -------------      -----         -----
Balance, June 8, 2004
 (Date of Inception)                     --      $    --     $     --       $    --        $      --     $      --
Issued for cash:
  Common stock at $0.001          8,000,000        8,000           --            --               --         8,000
  Common stock at $0.05           4,000,000        4,000      196,000            --               --       200,000
Net loss                                 --           --           --            --          (34,665)      (34,665)
Foreign currency translation             --           --           --          (555)              --          (555)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2004      12,000,000       12,000      196,000          (555)         (34,665)      172,780
Net loss                                 --           --           --            --         (196,062)     (196,062)
Foreign currency translation             --           --           --         1,514               --         1,514
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2005      12,000,000       12,000      196,000           959         (230,727)      (21,768)
Issued for cash:
  Common stock at $0.10             474,000          474       46,926            --               --        47,400
  Common stock at $0.20             104,000          104       20,696            --               --        20,800
Net loss                                 --           --           --            --         (164,782)     (164,782)
Foreign currency translation             --           --           --        (3,551)              --        (3,551)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2006      12,578,000       12,578      263,622        (2,592)        (395,509)     (121,901)
Foreign currency translation             --           --           --         2,592               --         2,592
Exercise of warrants                 80,000           80       14,920            --               --        15,000
Net loss                                 --           --           --            --          (24,052)      (24,052)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2007      12,658,000       12,658      278,542            --         (419,561)     (128,361)
Net loss                                 --           --           --            --           (9,978)       (9,978)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2008      12,658,000       12,658      278,542            --         (429,539)     (138,339)
                                 ----------      -------     --------       -------        ---------     ---------
Net loss                                 --           --           --            --          (19,033)      (19,033)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2009      12,658,000      $12,658     $278,542       $    --        $(448,572)    $(157,372)
                                 ==========      =======     ========       =======        =========     =========


    The accompanying notes are an integral part of these financial statements

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2009

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada, United States of America on June 8, 2004. The Company is a development stage company. From inception of the business on June 8, 2004 until March 9, 2007, the Company was engaged in the development of communication technology and services for internet protocol, telephony and video applications. The Company is currently in the process of seeking new business opportunities.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $448,572 at September 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management will continue to seek equity financing from related parties to fund the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").

DEVELOPMENT STAGE COMPANY
The Company is considered to be in the development stage.

USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to deferred income tax amounts, rates and timing of the reversal of income tax differences.

NET LOSS PER SHARE
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

FINANCIAL INSTRUMENTS
The fair value of the Company's financial instruments, consisting of cash, accounts payable, and due to related parties, are estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

INCOME TAXES
Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

COMPREHENSIVE LOSS
Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss is reported in the statement of stockholders' deficit. Other comprehensive refers to items recognized in comprehensive loss that are excluded from net loss. The Company had no other comprehensive income during the years ended September 30, 2009 and 2008.

STOCK-BASED COMPENSATION
The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

To date the Company has not adopted a stock option plan and has not granted any stock options.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 ("Statement 168"). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted Statement 168 for the year ended September 30, 2009.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 - CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 with a par value of one tenth of one cent ($0.001) per share.

The total number of preferred shares authorized that may be issued by the Company is 20,000,000 with a par value of one tenth of one cent ($0.001) per share.

At September 30, 2009 and 2008, there were no options or share purchase warrants outstanding.

NOTE 4 - INCOME TAXES

As of September 30, 2009, the Company has estimated tax loss carry forwards for tax purposes of approximately $115,000, which expire by 2029. These amounts may be applied against future federal taxable income. Utilization of these carry forwards is dependent on the Company generating sufficient future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

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

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes. The components of these differences are as follows:

                                                             September 30,
                                                         2009            2008
                                                       --------        --------
Net loss                                               $(19,033)       $ (9,978)
Statutory tax rate                                           35%             35%
                                                       --------        --------
Expected recovery of income taxes at statutory rate      (6,662)         (3,492)
Change in valuation allowance                             6,662           3,492
                                                       --------        --------

Net deferred income tax asset                          $     --        $     --
                                                       ========        ========

The components of the Company's tax effect deferred tax assets are as follows:

                                                             September 30,
                                                         2009            2008
                                                       --------        --------
Non-capital tax loss carry forwards                    $ 40,262        $ 33,600
Valuation allowances                                    (40,262)        (33,600)
                                                       --------        --------

Net deferred tax asset                                 $     --        $     --
                                                       ========        ========

NOTE 5 - RELATED PARTY TRANSACTIONS

At September 30, 2009, included in due to related parties is $19,872 (2008:
$Nil) owed to the President of the Company, $29,990 (2008: $29,990) owed to a shareholder of the Company and $100,553 (2008: $100,553) owed to a former director and officer of the Company. These amounts are unsecured, non-interest bearing and have no set terms of repayment.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated subsequent events to the financial statement filing date of January 13, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of August 28, 2006, our independent registered public accounting firm has been Dale Matheson Carr-Hilton Labonte.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name                    Position Held with                    Date First Elected
                           the Company             Age           or Appointed
                           -----------             ---           ------------

Charles El-Moussa       President, Treasurer,       37       September 12, 2008
                        Secretary and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. El-Moussa (age 37) is currently general counsel and chief operation officer of Remax, Texas where he directs and oversees all legal and corporate franchise operations including franchise sales, broker services, corporate development and sponsorship, advertising, marketing, charities promotions and information technology. Mr. El-Moussa also held the position of Corporate Fuel Marketing Manager of Universal Weather & Aviation, in Houston, Texas where he managed the marketing of a $200 million global fuel card program, managed direct relationships with fortune 500 clients, fixed base operators and fuel suppliers worldwide, coordinated the design and implementation of the fuel department's automated web page, spearheaded the development of the department's in-house automation project and analyzed fuel sales profitability and productivity.

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

     *    our chief executive officer;
     * each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year ended September 30, 2009, and whose total salary and bonus exceeds $100,000 per year; and
     * any additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our three most recently completed fiscal years ended September 30, 2009, are set out in the following summary compensation table.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                    Long Term Compensation (1)
                                    ----------------------------       -------------------------------------
                                                                        Awards                       Payouts
                                                                       -------------------------    --------
                                                                       Securities     Restricted
                                                         Other         Underlying      Shares or
                                                        Annual          Options/       Restricted                All Other
Name and Principal                                      Compen-           SARs           Share        LTIP        Compen-
Position                    Year    Salary      Bonus   sation (1)      Granted          Units        Payouts      sation
--------                    ----    ------      -----   ----------      -------          -----        -------      ------
Rafeh Hulays                2008    Nil          Nil       Nil            Nil             Nil           Nil          Nil
Former President,           2007    Nil          Nil       Nil            Nil             Nil           Nil          Nil
Treasurer, Secretary
and Director (2)

Charles El-Moussa           2009    Nil          Nil       Nil            Nil             Nil           Nil          Nil
President, Treasurer,       2008    Nil          Nil       Nil            Nil             Nil           Nil          Nil
Secretary and Director

----------
(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.
(2)  Rafeh Hulays resigned as our president on September 12, 2008.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

During the year ended September 30, 2009, we did not grant any stock options to any of our executive officers. There were no stock options outstanding as at September 30, 2009. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

       Name and Address            Amount and Nature of            Percentage
     of Beneficial Owner           Beneficial Ownership            of Class (1)
     -------------------           --------------------            ------------

     Charles El-Moussa                7,840,000                         62%

     Walid Salem                        160,000                        1.3%
     209 Flamborough Way
     Kanata, ON K2W 1G6

     Directors and Executive
      Officers as a group             8,000,000 common shares         63.6%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm, Dale Matheson Carr-Hilton Labonte, provided audit and other services during the years ended September 30, 2009 and 2008 as follows:

                                                  2009             2008
                                                -------          -------
Audit Fees                                      $10,000          $14,245
Audit Related Fees                                  Nil              Nil
Tax Fees                                          2,250              Nil
All Other Fees                                     $Nil              Nil
                                                -------          -------
Total Fees                                      $12,250          $14,245
                                                =======          =======

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

ITEM 15. EXHIBITS

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

Date: January 13, 2010

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

Date: January 13, 2010