Form 10-Q
period 2009-12-31
NETFONE INC
filed 2010-02-19
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,658,000 common shares issued and outstanding as at February 18, 2010.

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


                                  NETFONE, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                December 31, 2009
                                   (Unaudited)

        BALANCE SHEETS                                           3

        STATEMENTS OF OPERATIONS                                 4

        STATEMENTS OF CASH FLOWS                                 5

        NOTE TO THE FINANCIAL STATEMENTS                         6

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                        December 31,       September 30,
                                                                           2009                2009
                                                                         ---------           ---------
                                                                        (Unaudited)          (Audited)
                                     ASSETS


Total Assets                                                             $      --           $      --
                                                                         =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                               $   6,175           $   6,957
  Due to related parties                                                   157,936             150,415
                                                                         ---------           ---------

                                                                           164,111             157,372
                                                                         ---------           ---------
STOCKHOLDERS' DEFICIT
  Common stock
    Authorized:
      100,000,000 common shares; par value of $0.001
      20,000,000 preferred shares; par value of $0.001
    Issued and outstanding:
      12,658,000 common shares (September 30, 2009: 12,658,000)             12,658              12,658
  Additional paid-in capital                                               278,542             278,542
  Deficit accumulated during the development stage                        (455,311)           (448,572)
                                                                         ---------           ---------

                                                                          (164,111)           (157,372)
                                                                         ---------           ---------

                                                                         $      --           $      --
                                                                         =========           =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  June 8, 2004
                                                             Three months ended                  (Inception) to
                                                    December 31,           December 31,           December 31,
                                                        2009                   2008                   2009
                                                    ------------           ------------           ------------
REVENUE                                             $         --           $         --           $     12,000
                                                    ------------           ------------           ------------
EXPENSES
  Accounting fees                                          4,250                  1,500                 96,201
  Depreciation                                                --                     --                     52
  Bank fees and interest                                      --                     51                    586
  Consulting fees                                             --                     --                 14,623
  Equipment write-off                                         --                     --                  1,358
  Filing fees and incorporation costs                      1,545                     --                 13,168
  Legal fees                                                  --                     --                 49,910
  Foreign exchange gain                                       --                     --                   (748)
  Office and general expenses                                944                     --                  4,754
                                                    ------------           ------------           ------------
                                                           6,739                  1,551                179,904
                                                    ------------           ------------           ------------

NET LOSS FROM CONTINUED OPERATIONS                         6,739                  1,551                167,904
                                                    ------------           ------------           ------------
DISCONTINUED OPERATIONS
  Loss  from operations                                       --                     --               (333,472)
  Gain on sale of subsidiary                                  --                     --                 46,065
                                                    ------------           ------------           ------------

NET LOSS                                            $      6,739           $      1,551           $    455,311
                                                    ============           ============           ============

BASIC AND DILUTED NET LOSS PER SHARE                $      (0.00)          $      (0.00)
                                                    ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         12,658,000             12,658,000
                                                    ============           ============


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               June 8, 2004
                                                              Three months ended              (Inception) to
                                                       December 31,        December 31,        December 31,
                                                          2009                2008                2009
                                                        ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $  (6,739)          $  (1,551)          $(167,904)
  Add item not affecting cash
    Equipment write-off                                        --                  --               1,358
    Amortization                                               --                  --                  52
    Receivable write-off                                       --                  --                 307
  Changes in operating assets and liabilities
    Accounts receivable                                        --                  --                (307)
    Accounts payable and accrued liabilities                 (782)              1,500               6,175
                                                        ---------           ---------           ---------
Net cash used in continuing operations                     (7,521)                (51)           (160,319)

Net cash used in discontinued operations                       --                  --            (312,407)
                                                        ---------           ---------           ---------
Net cash used in operating activities                      (7,521)                (51)           (472,726)
                                                        ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related parties                                    7,521                  --             157,936
  Proceeds from sale of Netfone Services Inc.                  --                  --              25,000
  Proceeds of common stock issuances                           --                  --             291,200
                                                        ---------           ---------           ---------
Net cash provided by financing activities                   7,521                  --             474,136
                                                        ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment additions                                          --                  --              (1,410)
                                                        ---------           ---------           ---------
Net cash used in investing activities                          --                  --              (1,410)
                                                        ---------           ---------           ---------
NET DECREASE IN CASH                                           --                 (51)                 --

CASH, BEGINNING                                                --                 163                  --
                                                        ---------           ---------           ---------
CASH, ENDING                                            $      --           $     112           $      --
                                                        =========           =========           =========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                $      --           $      --           $      --
                                                        =========           =========           =========
  Cash paid for taxes                                   $      --           $      --           $      --
                                                        =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTE TO THE FINANCIAL STATEMENTS
                                December 31, 2009
                                   (Unaudited)


Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

We have evaluated events occurring between the end of our fiscal quarter December 31, 2009 and February 19, 2010 when the financial statements were issued.

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

RESULTS OF OPERATIONS

From the date of our incorporation on June 8, 2004 to December 31, 2009, we have been a development stage company that has generated minimal revenues. During the 3 month period ended December 31, 2009, we generated $Nil (2008: $Nil) in revenues.

THREE MONTH PERIOD ENDED DECEMBER 31, 2009 COMPARED WITH THE THREE MONTH PERIOD ENDED DECEMBER 31 2008.

We posted an operating loss of $6,739 for the three month period ended December 31, 2009 compared to operating losses of $1,551 for the three month period ended December 31, 2008, and operating losses of $167,904 since inception to December 31, 2009.

Our operating expenses for the three month period ended December 31, 2009 compared to the three month period ended December 31, 2008 are classified primarily into the following three categories:

     * Accounting and auditing fees for the year end audit. The amount incurred by our company during for the three month period ended December 31, 2009 was $4,250, compared to the three month period ended December 31, 2008 of $1,500;

     * Filing Fees. The amount incurred by our company during the three month period ended December 31, 2009 was $1,545 compared to $Nil for the three month period ended December 31, 2008.

     * Office and general expenses. The amount incurred by our company during the three month period ended December 31, 2009 was $944 compared to $Nil for the three month period ended December 31, 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had a working capital deficit of $164,111.

At December 31, 2009, we had assets of $Nil.

At December 31, 2008, our total liabilities were $164,111.

At December 31, 2009 we had cash on hand of $Nil.

PLAN OF OPERATION

We anticipate we will require up to $25,000 for the 12 months ending September 30, 2010 to fund our obligations in respect of our ongoing operational expenses.

EMPLOYEES

As of December 31, 2009, we have no employees.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the quarter ended December 31, 2009.

PERSONNEL PLAN

We do not currently plan to add more personnel to our company. As we start offering service, we will consider outsourcing customer support or hiring additional personnel.

CASH REQUIREMENTS

We are not currently generating revenues. Management projects that we will require additional funding to maintain our current operations and to enable us to address our current and ongoing expenses and continue seeking new business opportunities.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued support of our major shareholders and raising additional capital.

We have incurred operating losses since inception. As we had no cash on hand as at December 31, 2009, management projects that we may require an additional $25,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending September 30, 2010, broken down as follows:

            Estimated Funding Required During the Twelve Month Period
                           Ending September 30, 2010

                 Operating expenditures
                   General and Administrative          $20,000
                   Working capital                       5,000
                                                       -------

                 Total                                 $25,000
                                                       =======

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the period from incorporation on June 8, 2004 to September 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

GOING CONCERN

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to December 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through December 31, 2009 have incurred losses of $455,351 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had cash in the amount of $Nil as of December 31, 2009. We estimate our average monthly operating expenses to be approximately $2,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on our financial statements for the year ended September 30, 2009.

WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH INTERNALLY GENERATED FUNDS BECAUSE OUR BUSINESS HAS NOT GENERATED SUBSTANTIAL REVENUE. WITHOUT ADDITIONAL FINANCING, WE WILL NEED TO GENERATE FUNDS INTERNALLY TO FUND OUR OPERATIONS DURING THE FISCAL YEAR ENDING SEPTEMBER 30, 2010 OR WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS AND BUSINESS.

We currently do not have any operations which generate substantial income or cash flow. We have not generated substantial revenues since our incorporation and we have required and will continue to require substantial capital to fund the operation and development of our business (estimated at $25,000 for the 12 month period ending September 30, 2010). We will not generate any material funds internally in the near future.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being December 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president along with our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the date we carried our evaluation.

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

Date: February 18, 2010