Form 10-Q
period 2010-03-31
NETFONE INC
filed 2010-05-24
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,658,000 common shares issued and outstanding as at May 21, 2010.

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

                                  NETFONE, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                 March 31, 2010
                                   (Unaudited)

     BALANCE SHEETS                                              3

     STATEMENTS OF OPERATIONS                                    4

     STATEMENTS OF CASH FLOWS                                    5

     NOTE TO THE FINANCIAL STATEMENTS                            6

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     March 31,         September 30,
                                                                       2010                2009
                                                                     ---------           ---------
                                                                    (Unaudited)          (Audited)
                                     ASSETS

Total Assets                                                         $      --           $      --
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                           $   8,685           $   6,957
  Due to related party                                                 158,784             150,415
                                                                     ---------           ---------

                                                                       167,469             157,372
                                                                     ---------           ---------
COMMON STOCK
  Authorized:
   100,000,000 common shares; par value $0.001
   20,000,000 preferred shares; par value $0.001
 Issued and outstanding:
   12,658,000 shares (September 30, 2009: 12,658,000)                   12,658              12,658
  Additional paid-in capital                                           278,542             278,542
  Deficit accumulated during the development stage                    (458,669)           (448,572)
                                                                     ---------           ---------

                                                                      (167,469)           (157,372)
                                                                     ---------           ---------

Total Liabilities and Stockholders' Deficit                          $      --           $      --
                                                                     =========           =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                          June 8, 2004
                                              Three months ended                Six months ended         (Inception) to
                                          March 31,        March 31,       March 31,       March 31,        March 31,
                                            2010             2009            2010            2009             2010
                                         -----------      -----------     -----------     -----------      -----------
REVENUE                                  $        --      $        --     $        --     $        --      $    12,000
                                         -----------      -----------     -----------     -----------      -----------
EXPENSES
  Accounting fees                              2,500            1,500           6,750           3,000           98,701
  Depreciation                                    --               --              --              --               52
  Bank fees and interest                          --               33              --              84              586
  Consulting fees                                 --               --              --              --           14,623
  Equipment write off                             --               --              --              --            1,358
  Filing fees and incorporation costs            170            3,052           1,715           3,052           13,338
  Legal fees                                     163            3,963             163           3,963           50,073
  Foreign exchange gain                           --               --              --              --             (748)
  Office and general expenses                    525            2,900           1,469           2,900            5,279
                                         -----------      -----------     -----------     -----------      -----------
                                               3,358           11,448          10,097          12,999          183,262
                                         -----------      -----------     -----------     -----------      -----------

NET LOSS FROM CONTINUING OPERATIONS            3,358           11,448          10,097          12,999          171,262
                                         -----------      -----------     -----------     -----------      -----------
DISCONTINUED OPERATIONS
  Loss  from operations                           --               --              --              --         (333,472)
  Gain on sale of subsidiary                      --               --              --              --           46,065
                                         -----------      -----------     -----------     -----------      -----------

NET LOSS                                 $     3,358      $    11,448     $    10,097     $    12,999      $   458,669
                                         ===========      ===========     ===========     ===========      ===========
BASIC AND DILUTED NET
 LOSS PER SHARE                          $     (0.00)     $     (0.00)    $     (0.00)    $     (0.00)
                                         ===========      ===========     ===========     ===========
WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING             12,658,000       12,658,000      12,658,000      12,658,000
                                         ===========      ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           June 8, 2004
                                                                 Six months ended         (Inception) to
                                                            March 31,        March 31,       March 31,
                                                              2010             2009            2010
                                                            ---------        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (10,097)       $ (12,999)      $(171,262)
  Add item not affecting cash
    Equipment write-off                                            --               --           1,358
    Amortization                                                   --               --              52
    Receivable write-off                                           --               --             307
  Changes in operating assets and liabilities
    Accounts receivable                                            --               --            (307)
    Accounts payable and accrued liabilities                    1,728            5,654           8,685
                                                            ---------        ---------       ---------
Net cash used in continuing operations                         (8,369)              --        (161,167)

Net cash used in discontinued operations                           --               --        (312,407)
                                                            ---------        ---------       ---------
Net cash used in operating activities                          (8,369)          (7,354)       (473,574)
                                                            ---------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related party                                          8,369            7,191         158,784
  Proceeds from sale of Netfone Services Inc.                      --               --          25,000
  Proceeds of common stock issuances                               --               --         291,200
                                                            ---------        ---------       ---------
Net cash provided by financing activities                       8,369            7,191         474,984
                                                            ---------        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment (additions) dispositions                               --               --          (1,410)
                                                            ---------        ---------       ---------
Net cash from (used) in investing activities                       --               --          (1,410)
                                                            ---------        ---------       ---------

NET INCREASE (DECREASE) IN CASH                                    --             (163)             --

CASH, BEGINNING                                                    --              163              --
                                                            ---------        ---------       ---------

CASH, ENDING                                                $      --        $      --       $      --
                                                            =========        =========       =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                    $      --        $      --       $      --
                                                            =========        =========       =========
  Cash paid for taxes                                       $      --        $      --       $      --
                                                            =========        =========       =========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTE TO THE FINANCIAL STATEMENTS
                                 March 31, 2010
                                   (Unaudited)


Note 1 Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we", "us", "our", and "Netfone" means Netfone, Inc. unless otherwise indicated.

GENERAL

During the year ended September 30, 2007, we sold NetFone Services Inc. (which was a wholly-owned Canadian subsidiary providing internet protocol phone service). We were incorporated in the State of Nevada on June 8, 2004. From inception of our business on June 8, 2004, we were engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications.

The address of our principal executive office is 5100 Westheimer, Suite 200, Houston, TX, 77056. Our telephone number is 713-968-7569.

OUR CURRENT BUSINESS

During the year ended September 30, 2007, management determined that the Voice over IP market was becoming increasingly competitive with diminishing margins. In addition, we could not acquire additional financing in order for our subsidiary to market its products, pay support staff or maintain equipment, nor did we have the resources to acquire insurance especially related to liability arising from 911emergency calls for our company directly or for our directors. In light of this determination, we sold all of the assets of our wholly owned subsidiary, NetFone Services Inc., with the exception of the software assets purchased on January 4, 2007, which were retained by our company.

We are currently seeking other business opportunities.

RESULTS OF OPERATIONS

From the date of our incorporation on June 8, 2004 to March 31, 2010, we have been a development stage company that has generated minimal revenues. During the three and six months ended March 31, 2010, we have not generated any revenue (2009 - $Nil).

THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2010 COMPARED WITH THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2009.

We posted an operating loss of $3,358 and $10,097 for the three and six month periods ended March 31, 2010 respectively compared to operating losses of $11,448 and $12,999 for the three and six month periods ended March 31, 2010, and operating losses of $171,262 since inception to March 31, 2010. The principal component of the decrease was due to an overall decrease in activity.

Our operating expenses for the three and six month periods ended March 31, 2010 compared to the three month periods ended March 31, 2009 are classified primarily into the following three categories:

     * Accounting and auditing fees for the quarterly reviews and the year-end audit. The amount incurred by our company during for the three and six month periods ended March 31, 2010 was $2,500 and $6,750, compared to the three and six month periods ended March 31, 2009 of $1,500 and $3,000;

     * Filing Fees. The amount incurred by our company during the three and six month periods ended March 31, 2010 was $170 and $1,715 compared to $3,052 and $3,052 for both the three and six month periods ended March 31, 2009.

     * Office and general expenses. The amount incurred by our company during the three and six month periods ended March 31, 2010 was $525 and $1,469 compared to $2,900 and $2,900 for the three and six month periods ended March 31, 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had a working capital deficit of $167,469.

At March 31, 2010, we had assets of $Nil.

At March 31, 2010, our total liabilities were $167,469.

At March 31, 2010 we had cash on hand of $Nil.

PLAN OF OPERATION

We anticipate we will require up to $25,000 for the 12 months ending September 30, 2010 to fund our obligations in respect of our ongoing operational expenditures.

EMPLOYEES

As of March 31, 2010, we have no employees.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the three and six months ended March 31, 2010.

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

           Estimated Funding Required During the Twelve Month Period
                           Ending September 30, 2010

               Operating expenditures
                 General and Administrative              $20,000
                 Working capital                           5,000
                                                         -------

               Total (including Offering Costs)          $25,000
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

GOING CONCERN

Due to our being a development stage company and not having generated revenues, in their report on our financial statements for the period from incorporation on June 8, 2004 to March 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through March 31, 2010 have incurred losses of $458,669 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of September 30, 2009, there were no common share equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of our financial instruments consisting of accounts payable and due to related parties approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

MANAGEMENT'S QUARTERLY EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due to the material weaknesses resulting from i) a lack of a formally adopted and written code of business conduct and ethics that governs to the Company's employees, officers and directors; ii) controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements; and,
iii) controls were not designed and in place to ensure that equity transactions were properly reflected. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal controls over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     1.   ISSUANCE OF EQUITY SECURITIES IN EXCHANGE FOR SERVICES:

          None.

     2.   CONVERTIBLE SECURITIES:

          None.

     3.   OUTSTANDING WARRANTS:

          None.

     4.   SALES OF EQUITY SECURITIES FOR CASH:

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

Date: May 21, 2010