Form 10-Q
period 2010-06-30
NETFONE INC
filed 2010-08-23
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,658,000 common shares issued and outstanding as at August 23, 2010.

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

                                  NETFONE, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                 June 30, 2010
                                   (Unaudited)

     BALANCE SHEETS                                              3

     STATEMENTS OF OPERATIONS                                    4

     STATEMENTS OF CASH FLOWS                                    5

     NOTE TO THE FINANCIAL STATEMENTS                            6

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     June 30,           September 30,
                                                                       2010                2009
                                                                     ---------           ---------
                                                                    (Unaudited)          (Audited)
                                     ASSETS

Total Assets                                                         $      --           $      --
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                           $  23,426           $   6,957
  Due to related party                                                 162,342             150,415
                                                                     ---------           ---------

                                                                       185,768             157,372
                                                                     ---------           ---------
Common stock
  Authorized:
   100,000,000 common shares; par value $0.001
   20,000,000 preferred shares; par value $0.001
  Issued and outstanding:
   12,658,000 shares (September 30, 2009: 12,658,000)                   12,658              12,658
  Additional paid-in capital                                           278,542             278,542
  Deficit accumulated during the development stage                    (476,968)
                                                                     ---------           ---------

                                                                      (185,768)           (157,372)
                                                                     ---------           ---------

 Total Liabilities and Stockholders' Deficit                         $      --           $      --
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

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                            June 8, 2004
                                              Three months ended                Nine months ended           (Inception)
                                          June 30,         June 30,         June 30,         June 30,         June 30,
                                            2010             2009             2010             2009             2010
                                         -----------      -----------      -----------      -----------      -----------
REVENUE                                  $        --      $        --      $        --      $        --      $    12,000
                                         -----------      -----------      -----------      -----------      -----------
EXPENSES
  Accounting fees                              4,300            1,500           11,050            4,500          103,001
  Bank fees and interest                          --               --               --               84              586
  Consulting fees                                 --               --               --               --           14,623
  Depreciation                                    --               --               --               --               52
  Equipment write off                             --               --               --               --            1,358
  Filing fees and incorporation costs          2,238            3,087            3,953            6,139           15,576
  Foreign exchange gain                           --               --               --               --             (748)
  Legal fees                                  10,861            3,920           11,024            7,883           60,934
  Office and general expenses                    900            2,558            2,369            5,458            6,179
                                         -----------      -----------      -----------      -----------      -----------
                                              18,299           11,065           28,396           24,064          201,561
                                         -----------      -----------      -----------      -----------      -----------

NET LOSS FROM CONTINUED OPERATIONS            18,299           11,065           28,396           24,064          189,561
                                         -----------      -----------      -----------      -----------      -----------
DISCONTINUED OPERATIONS
  Loss  from operations                           --               --               --               --         (333,472)
  Gain on sale of subsidiary                      --               --               --               --           46,065
                                         -----------      -----------      -----------      -----------      -----------

NET LOSS                                 $    18,299      $    11,065      $    28,396      $    24,064      $   476,968
                                         ===========      ===========      ===========      ===========      ===========

BASIC AND DILUTED NET
 LOSS PER SHARE                          $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)
                                         ===========      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    12,658,000       12,658,000       12,658,000       12,658,000
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

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           June 8, 2004
                                                               Nine months ended          (Inception) to
                                                         June 30,          June 30,          June 30,
                                                           2010              2009              2010
                                                        ----------        ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $  (28,396)       $  (24,064)       $ (189,561)
  Add item not affecting cash
    Equipment write-off                                         --                --             1,358
    Amortization                                                --                --                52
    Receivable write-off                                        --                --               307
  Changes in operating assets and liabilities
    Accounts receivable                                         --                --              (307)
    Accounts payable and accrued liabilities                16,469               895            23,426
                                                        ----------        ----------        ----------
Net cash used in continuing operations                     (11,927)          (23,169)         (164,725)

Net cash used in discontinued operations                        --                --          (312,407)
                                                        ----------        ----------        ----------

Net cash used in operating activities                      (11,927)          (23,169)         (477,132)
                                                        ----------        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related party                                      11,927            23,006           162,342
  Proceeds from sale of Netfone Services Inc.                   --                --            25,000
  Proceeds of common stock issuances                            --                --           291,200
                                                        ----------        ----------        ----------
Net cash provided by financing activities                   11,927            23,006           478,542
                                                        ----------        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment (additions) dispositions                            --                --            (1,410)
                                                        ----------        ----------        ----------
Net cash used in investing activities                           --                --            (1,410)
                                                        ----------        ----------        ----------

NET DECREASE IN CASH                                            --              (163)               --

CASH, BEGINNING                                                 --               163                --
                                                        ----------        ----------        ----------

CASH, ENDING                                            $       --        $       --        $       --
                                                        ==========        ==========        ==========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                $       --        $       --        $       --
                                                        ==========        ==========        ==========
  Cash paid for taxes                                   $       --        $       --        $       --
                                                        ==========        ==========        ==========


                 The accompanying notes are an integral part of
                          these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTE TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

GENERAL

During the year ended September 30, 2007, we sold NetFone Services Inc (our wholly-owned Canadian subsidiary providing internet protocol phone service). We were incorporated in the State of Nevada on June 8, 2004. From inception of our business on June 8, 2004, we were engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications.

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

RESULTS OF OPERATIONS

From the date of our incorporation on June 8, 2004 to June 30, 2010, we have been a development stage company that has generated minimal revenues. During the three and nine months ended June 30, 2010, we have not generated any revenue (2009 - $Nil).

THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2010 COMPARED WITH THE THREE AND NINE MONTH PERIOD ENDED JUNE 30, 2009.

We posted an operating loss of $18,299 and $28,396 for the three and nine month periods ended June 30, 2010 respectively compared to operating losses of $11,065 and $24,064 for the three and nine month periods ended June 30, 2009, and operating losses of $189,561 since inception to June 30, 2010. The principal component of the decrease was due to an overall decrease in activity.

Our operating expenses for the three and nine month periods ended June 30, 2010 compared to the three and nine month periods ended June 30, 2009 are classified primarily into the following three categories:

     * Accounting and auditing fees for the quarterly reviews and the year-end audit. The amount incurred by our company during for the three and nine month periods ended June 30, 2010 was $4,300 and $11,050, compared to the three and nine month periods ended June 30, 2009 of $1,500 and $4,500;

     * Filing Fees. The amount incurred by our company during the three and nine month periods ended June 30, 2010 was $2,238 and $3,953 compared to $3,087 and $6,139 for the three and nine month periods ended June 30, 2009.

     * Office and general expenses. The amount incurred by our company during the three and nine month periods ended June 30, 2010 was $900 and $2,369 compared to $2,558 and $5,458 for the three and nine month periods ended June 30, 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had a working capital deficit of $185,768.

At June 30, 2010, we had assets of $Nil.

At June 30, 2010, our total liabilities were $185,768.

At June 30, 2010 we had cash on hand of $Nil.

PLAN OF OPERATION

We anticipate we will require up to $35,000 for the 12 months ending September 30, 2010 to fund our obligations in respect of our ongoing operational expenses.

EMPLOYEES

As of June 30, 2010, we have no employees.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the quarter ended June 30, 2010

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

We have incurred operating losses since inception. As we had no cash on hand as at June 30, 2010, management projects that we may require an additional $35,000 to fund our ongoing operating expenditures, offering expenses and working capital requirements for the twelve month period ending June 30, 2011, broken down as follows:

 Estimated Funding Required During the Twelve Month Period Ending June 30, 2010

             Operating expenditures
               General and Administrative                  $30,000
               Working capital                             $ 5,000
                                                           -------
             Total (including Offering Costs)              $35,000
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

We have historically incurred losses, and through June 30, 2010 have incurred losses of $476,968 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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


Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding. As of June 30, 2010, there were no common share equivalents outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES.

MANAGEMENT'S QUARTERLY EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal

Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, due to the material weaknesses resulting from i) a lack of a formally adopted and written code of business conduct and ethics that governs to the Company's employees, officers and directors; ii) controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements; and, iii) controls were not designed and in place to ensure that equity transactions were properly reflected. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 13, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in internal controls over financial reporting that occurred during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 23, 2010