Form 10-K
period 2010-09-30
NETFONE INC
filed 2011-01-12
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2010

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

   4801 Woodway Drive, Suite 300 East
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$30,835 based on a price of $0.0064 per share multiplied by 4,818,000 shares of our common stock held by non-affiliates. Shares of our common stock did not trade during the year ended September 30, 2010. As a result, the aggregate market value has been determined by the purchase price per share paid by Charles El-Moussa for acquiring 7,840,000 shares of our common stock for an aggregate purchase price of $50,000 pursuant to a share transfer agreement entered into on September 12, 2008.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 12,658,000 shares of common stock issued and outstanding as of January 10, 2011.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                TABLE OF CONTENTS

PART I

ITEM 1.     BUSINESS.........................................................  1

ITEM 1A.    RISK FACTORS.....................................................  3

ITEM 1B.    UNRESOLVED STAFF COMMENTS........................................  6

ITEM 2.     PROPERTIES.......................................................  6

ITEM 3.     LEGAL PROCEEDINGS................................................  6

ITEM 4.     (REMOVED AND RESERVED)...........................................  6

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................  6

ITEM 6.     SELECTED FINANCIAL DATA..........................................  7

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS............................................  7

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 10

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 11

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE............................................. 21

ITEM 9A(T). CONTROLS AND PROCEDURES.......................................... 21

ITEM 9B.    OTHER INFORMATION................................................ 22

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE........... 22

ITEM 11.    EXECUTIVE COMPENSATION........................................... 24

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS...................................... 26

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE..................................................... 26

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES........................... 27

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.......................... 28

SIGNATURES................................................................... 29

                                     PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

DESCRIPTION OF THE BUSINESS

BUSINESS DEVELOPMENT

We were incorporated in the State of Nevada on June 8, 2004. From inception of our business on June 8, 2004 to March 7, 2007, we were engaged in the development of communication technology and services for internet protocol (IP), telephony and video applications. This business plan has been abandoned due to declining margins and increased competition in the field.

OUR CURRENT BUSINESS

During our year ended September 30, 2007, management determined that the Voice over IP market was becoming increasingly competitive with diminishing margins. In addition, we could not acquire additional financing in order for our subsidiary to market its products, pay support staff or maintain equipment, nor did we have the resources to acquire insurance especially related to liability arising from 911 emergency calls for our company directly or for our directors. In light of this determination, we sold all of the assets of our wholly owned subsidiary, NetFone Services Inc., with the exception of the software assets purchased on January 4, 2007, which were retained by our company.

We are currently seeking other business opportunities.

SHARE PURCHASE AGREEMENT WITH ORANGE CAPITAL CORP. AND ITP OIL & GAS INTERNATIONAL S.A.

On December 23, 2010, we entered into a into a Share Exchange Agreement (the "SHARE EXCHANGE AGREEMENT") with Orange Capital Corp., a corporation existing under the laws of British Columbia ("ORANGE") and ITP Oil & Gas International S.A., a corporation existing under the laws of Luxembourg ("ITP-LUX"). Upon the satisfaction or waiver of the conditions set forth in the Share Exchange Agreement, we agreed to acquire all of the issued and outstanding shares of ITP Impianti e Tecnologie di Processo S.p.A., a corporation existing under the laws of Italy ("ITP") in exchange for our issuing and delivering to ITP-Lux such number of shares which results in current holders of our company having 6% of the outstanding shares of our company and ITP Lux having 94% (the "SHARE EXCHANGE"). Upon consummation of the Share Exchange, our board of directors will all be appointed by ITP-Lux. The closing of the Share Exchange is anticipated to occur on or about March 31, 2011 or an earlier date agreed to by all parties to the Share Exchange Agreement.

The issuance of an expected 34,000,000 shares of our common stock to ITP-Lux so that they will own 94% of our common stock upon closing will result in substantial dilution to current shareholders of our company.

Pursuant to the terms of the Share Exchange Agreement, concurrently with or prior to the consummation of the Share Exchange, among other matters, we are required and have agreed to:

     * Effectuate a reverse stock split of our issued and outstanding common stock, par value $0.001 per share (the "COMMON STOCK"), at a ratio of 1 for 2.4, to become effective prior to the closing of the Share Exchange. The number of authorized shares of Common Stock has been agreed to be increased from 100,000,000 shares of Common Stock to 1,000,000,000 shares. As a result of the reverse stock split, every
          2.4 shares of our Common Stock issued and outstanding immediately prior to the effective time for the stock split would be combined and reclassified into one share of Common Stock. We would not issue fractional shares of Common Stock. Fractional shares resulting from the reverse stock split will be rounded up to the next whole share;

     * Cancel 3,166,670 (on a post reverse stock split basis) restricted Common Shares issued by our company to Charles El-Moussa, our current president. Mr. El-Moussa has agreed to the cancellation as a condition of the ITP transaction;

     * In consideration of Orange indemnifying ITP-Lux as to certain representations, issue to Orange certain unregistered warrants to purchase shares of our Common Stock expiring on the fourth anniversary of the consummation of the Share Exchange (the "WARRANTS"). The number of shares of Common Stock issuable under the Warrants shall represent the aggregate of:

          * One and a half percent (1.5%) of our total share capital at the closing of the Share Exchange at an exercise price which equals seventy five million U.S. dollars ($75,000,000) divided by our total share capital at the closing of the Share Exchange; currently estimated to represent 541,613 warrants (on an after stock split basis) with an exercise price of $2.08; and

          * One and a half percent (1.5%) of our total share capital at the closing of the Share Exchange at an exercise price which equals one hundred million U.S. dollars ($100,000,000) divided by our total share capital at the closing of the Share Exchange; currently estimated to represent the 541,613 warrants (on an after stock split basis) with an exercise price of $2.77.

     * Change our corporate name from "Netfone Inc." to such name as ITP-Lux may designate;

     * Change our corporate purpose in our Articles of Incorporation to conform with the business purpose of ITP; and

     * Change our corporate domicile into, and continue our corporate existence pursuant to, the laws of the State of Delaware.

As of the closing of the Share Exchange, the shares of our Common Stock to be issued under the Share Exchange Agreement to ITP-Lux, the Warrants issuable to Orange and the shares of Common Stock issuable under the Warrants, will not have been registered under the Securities Act of 1933, as amended, or any state securities laws and unless so registered at a later time, may not be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act of 1933, as amended, and applicable state securities laws. No registration rights have been granted regarding these shares, the Warrants or the shares underlying the Warrants.

We have agreed that until such time as the Share Exchange Agreement is consummated or terminated, which shall not be later than March 31, 2011, we, Orange and ITP-Lux will not, directly or indirectly solicit, initiate, entertain or accept any inquiries or proposals from, discuss or negotiate with, provide any non-public information to, or consider the merits of any unsolicited inquiries or proposals from, any person or entity relating to any transaction involving the sale of the business or assets (other than in the ordinary course of business), or any of the capital stock of ITP or our company, as applicable, or any merger, consolidation, business combination, or similar transaction other than as contemplated by the Share Exchange Agreement.

EMPLOYEES

At present, we have no employees, other than our sole director and officer, who devotes his time as required to our business operations. Our sole director and officer is not presently compensated for his services and does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, may adopt such plans in the future. There are presently no personal benefits available to sole director and officer.

RESEARCH AND DEVELOPMENT

We did not incur expenditures in research and development over the last two fiscal years, other than expenses that were generally incurred in the development of our business.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR COMPANY

BUSINESS OPPORTUNITIES THAT WE BELIEVE ARE IN THE BEST INTERESTS OF OUR COMPANY MAY BE SCARCE OR WE MAY BE UNABLE TO OBTAIN THE ONES THAT WE WANT. IF WE ARE UNABLE TO OBTAIN A BUSINESS OPPORTUNITY THAT WE BELIEVE IS IN THE BEST INTERESTS OF OUR COMPANY, WE MAY NEVER RECOMMENCE OPERATIONS AND WILL GO OUT OF BUSINESS. IF WE GO OUT OF BUSINESS, INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT IN OUR COMPANY.

We are, and will continue to be, an insignificant participant in the number of companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

THE WORLDWIDE ECONOMIC UNCERTAINTY MAY REDUCE OUR ABILITY TO OBTAIN THE FINANCING NECESSARY TO CONTINUE OUR BUSINESS AND MAY REDUCE THE NUMBER OF VIABLE BUSINESSES THAT WE MAY WISH TO ACQUIRE. IF WE CANNOT RAISE THE FUNDS THAT WE NEED OR FIND A SUITABLE BUSINESS TO ACQUIRE, WE WILL GO OUT OF BUSINESS AND INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT IN OUR COMPANY.

Since 2008, there has been an uncertainty in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these economic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in fewer business opportunities as companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need or find a suitable product or business to acquire, we will go out of business. If we go out of business, investors will lose their entire investment in our company.

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $0 and a working capital deficit of $186,503 as of September 30, 2010. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination.

Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely satisfy our cash needs through equity financing.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed, and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. We will require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire.

Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

A DECLINE IN THE PRICE OF OUR COMMON SHARES COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS. IF WE CANNOT RAISE THE FUNDS THAT WE REQUIRE, WE WILL GO OUT OF BUSINESS AND INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT IN OUR COMPANY.

A prolonged decline in the price of our common shares could result in a reduction in the liquidity of our common shares and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common shares could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

WE HAVE NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION AND WE HAVE NO STANDARDS FOR BUSINESS COMBINATIONS. WE MAY NEVER ENTER INTO A BUSINESS COMBINATION OR MAY ENTER INTO AN UNSUCCESSFUL BUSINESS COMBINATION, EITHER OF WHICH WOULD LIKELY CAUSE US TO GO OUT OF BUSINESS AND OUR INVESTORS TO LOSE ALL OF THEIR INVESTMENT IN OUR COMPANY.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics. We many never enter into a business combination or we may enter into an unsuccessful on, either of which would likely cause us to go out of business and our investors to lose all of their investment in our company.

RISKS ASSOCIATED WITH OUR COMMON SHARES

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON SHARES AND MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO RESELL THEIR SHARES.

Our common shares are quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (FINRA). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common shares for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ. Accordingly, our shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules; which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common shares.

FINRA'S SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Our principal executive offices are currently located at 5100 Westheimer, Suite 200, Houston, TX, 77056. We currently do not have a formal rental agreement as we have updated our business model and have reduced our operations.

Our registered agent for service is the Corporation Trust Company of Nevada located at 6100 Neill Road, Suite 500, Reno, Nevada 89511.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares of common stock are quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority under the symbol "NFON.OB". There were no trades of our shares of common stock made through the facilities of the OTC Bulletin Board from January 1, 2009 to September 30, 2010. On November 17, 2010, the closing price of our common stock as reported by the OTC Bulletin Board was $0.17 per share.

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarter ended December 31, 2008 as reported on the OTC Bulletin Board. We obtained the following high and low bid information from the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance.

             Quarter Ended               High         Low
             -------------               ----         ---
           December 31, 2008            $0.25         $0

TRANSFER AGENT

Our common shares are issued in registered form. Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880 Reno, Nevada 89501 Telephone (775) 322-0626, Fax (775) 322-5623 e-mail: info@natco.org is the registrar and transfer agent for our common shares.

HOLDERS OF COMMON STOCK

As of January 10, 2011, there were 17 holders of record of our common stock. As of such date, 12,658,000 shares were issued and outstanding.

DIVIDENDS

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not adopted any equity compensation plans.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities for the year ended September 30, 2010.

RECENT SALES OF UNREGISTERED SECURITIES

Since the beginning of our year ended September 30, 2010, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended September 30, 2010 and 2009 which appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 3 of this annual report.

OVERVIEW

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

SHARE PURCHASE AGREEMENT WITH ORANGE CAPITAL CORP. AND ITP OIL & GAS INTERNATIONAL S.A.

On December 23, 2010, we entered into a into a Share Exchange Agreement (the "SHARE EXCHANGE AGREEMENT") with Orange Capital Corp., a corporation existing under the laws of British Columbia ("ORANGE") and ITP Oil & Gas International S.A., a corporation existing under the laws of Luxembourg ("ITP-LUX"). Upon the satisfaction or waiver of the conditions set forth in the Share Exchange Agreement, we agreed to acquire all of the issued and outstanding shares of ITP Impianti e Tecnologie di Processo S.p.A., a corporation existing under the laws of Italy ("ITP") in exchange for our issuing and delivering to ITP-Lux such number of shares which results in current holders of our company having 6% of the outstanding shares of our company and ITP Lux having 94% (the "SHARE EXCHANGE"). Upon consummation of the Share Exchange, our board of directors will all be appointed by ITP-Lux. The closing of the Share Exchange is anticipated to occur on or about March 31, 2011 or an earlier date agreed to by all parties to the Share Exchange Agreement.

The issuance of an expected 34,000,000 shares of our common stock to ITP-Lux so that they will own 94% of our common stock upon closing will result in substantial dilution to current shareholders of our company.

Pursuant to the terms of the Share Exchange Agreement, concurrently with or prior to the consummation of the Share Exchange, among other matters, we are required and have agreed to:

     * Effectuate a reverse stock split of our issued and outstanding common stock, par value $0.001 per share (the "COMMON STOCK"), at a ratio of 1 for 2.4, to become effective prior to the closing of the Share Exchange. The number of authorized shares of Common Stock has been agreed to be increased from 100,000,000 shares of Common Stock to 1,000,000,000 shares. As a result of the reverse stock split, every
          2.4 shares of our Common Stock issued and outstanding immediately prior to the effective time for the stock split would be combined and reclassified into one share of Common Stock. We would not issue fractional shares of Common Stock. Fractional shares resulting from the reverse stock split will be rounded up to the next whole share;

     * Cancel 3,166,670 (on a post reverse stock split basis) restricted Common Shares issued by our company to Charles El-Moussa, our current president. Mr. El-Moussa has agreed to the cancellation as a condition of the ITP transaction;

     * In consideration of Orange indemnifying ITP-Lux as to certain representations, issue to Orange certain unregistered warrants to purchase shares of our Common Stock expiring on the fourth anniversary of the consummation of the Share Exchange (the "WARRANTS"). The number of shares of Common Stock issuable under the Warrants shall represent the aggregate of:

          * One and a half percent (1.5%) of our total share capital at the closing of the Share Exchange at an exercise price which equals seventy five million U.S. dollars ($75,000,000) divided by our total share capital at the closing of the Share Exchange; currently estimated to represent 541,613 warrants (on an after stock split basis) with an exercise price of $2.08; and

          * One and a half percent (1.5%) of our total share capital at the closing of the Share Exchange at an exercise price which equals one hundred million U.S. dollars ($100,000,000) divided by our total share capital at the closing of the Share Exchange; currently estimated to represent the 541,613 warrants (on an after stock split basis) with an exercise price of $2.77.

     * Change our corporate name from "Netfone Inc." to such name as ITP-Lux may designate;

     * Change our corporate purpose in our Articles of Incorporation to conform with the business purpose of ITP; and

     * Change our corporate domicile into, and continue our corporate existence pursuant to, the laws of the State of Delaware.

As of the closing of the Share Exchange, the shares of our Common Stock to be issued under the Share Exchange Agreement to ITP-Lux, the Warrants issuable to Orange and the shares of Common Stock issuable under the Warrants, will not have been registered under the Securities Act of 1933, as amended, or any state securities laws and unless so registered at a later time, may not be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act of 1933, as amended, and applicable state securities laws. No registration rights have been granted regarding these shares, the Warrants or the shares underlying the Warrants.

We have agreed that until such time as the Share Exchange Agreement is consummated or terminated, which shall not be later than March 31, 2011, we, Orange and ITP-Lux will not, directly or indirectly solicit, initiate, entertain or accept any inquiries or proposals from, discuss or negotiate with, provide any non-public information to, or consider the merits of any unsolicited inquiries or proposals from, any person or entity relating to any transaction involving the sale of the business or assets (other than in the ordinary course of business), or any of the capital stock of ITP or our company, as applicable, or any merger, consolidation, business combination, or similar transaction other than as contemplated by the Share Exchange Agreement.

RESULTS OF OPERATIONS

From the date of our incorporation on June 8, 2004 to September 30, 2010, we have been a start up company that has not generated substantial revenues.

For the year ended September 30, 2010, we posted losses of $29,131 compared to $19,033 for the year ended September 30, 2009. The principal components of the losses for the year ended September 30, 2010 were professional fees and filing fees.

Operating expenses for the year ended September 30, 2010 were $29,131 compared to $19,033 for the year ended September 30, 2009.

Our operating expenses are classified primarily into the following three categories:

     * legal fees incurred by our company during the year ended September 30, 2009 was $4,055 and during the year ended September 30, 2010 was $11,024; the reason for the increase was activity related to the acquisition of ITP.

     * accounting fees incurred by our company during the year ended September 30, 2009 was $8,582 and during the year ended September 30, 2010 was $11,050;

     * during the year ended September 30, 2009, expenses from continuing operations incurred were $2,904 for office and general expenses, $3,407 for filing fees, and during the year ended September 30, 2010 expenses from continuing operations totalled $7,057.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our principal capital resources have been through the issuance of common stock and shareholder loans, advances from related parties.

At September 30, 2010, we had working capital deficit of $186,503.

At September 30, 2010, our total assets were $0.

At September 30, 2010, our total liabilities were $186,503.

At September 30, 2010, we had cash on hand of $0.

CASH REQUIREMENTS

Presently, we currently are not generating revenues. Management projects that we will require additional funding to maintain our current operations and to enable us to address our current and ongoing expenses. The issuance of additional equity securities by us will result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have incurred operating losses since inception. As we had cash on hand of $0 as at September 30, 2010, management projects that we may require an additional $30,000 to fund our ongoing operating expenditures and working capital requirements for the twelve month period ending December 31, 2011, broken down as follows:

                 Operating expenditures
                   General and Administrative          $ 7,500
                   Professional fees                    22,500
                                                       -------
                 Total                                 $30,000
                                                       =======

GOING CONCERN

Due to our being a development stage company and not having generated substantial revenues, in their report on our financial statements for the year ended September 30, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through September 30, 2010 have incurred losses of $477,703 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through equity financing, bank financing and/or advances from related parties or shareholder loans.

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

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either equity financing and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any equity financing and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  NETFONE, INC.
                          (A Development Stage Company)

                              Financial Statements

                               September 30, 2010

             [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Netfone, Inc.

We have audited the accompanying balance sheets of Netfone, Inc. (a development stage company) as of September 30, 2010 and 2009, and the statements of operations, stockholders' deficit and cash flows for the years then ended and the period from June 8, 2004 (Inception) to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the period from June 8, 2004 (Inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

                                           "DMCL"

                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS

Vancouver, Canada
January 6, 2011

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                        September 30,            September 30,
                                                                            2010                     2009
                                                                         ----------               ----------
                                     ASSETS

Total Assets                                                             $       --               $       --
                                                                         ==========               ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                               $   13,876               $    6,957
  Due to related parties (Note 5)                                           172,627                  150,415
                                                                         ----------               ----------

                                                                            186,503                  157,372
                                                                         ----------               ----------
STOCKHOLDERS' DEFICIT
  Common stock (Note 3)
   Authorized:
     100,000,000 common shares; par value of $0.001
     20,000,000 preferred shares; par value of $0.001
   Issued and outstanding:
     12,658,000 common shares (September 30, 2009: 12,658,000)               12,658                   12,658
  Additional paid-in capital                                                278,542                  278,542
  Deficit accumulated during the development stage                         (477,703)                (448,572)
                                                                         ----------               ----------

                                                                           (186,503)                (157,372)
                                                                         ----------               ----------

 Total Liabilities and Stockholders' Deficit                             $       --               $       --
                                                                         ==========               ==========


Subsequent Event (Note 6)


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                       June 8, 2004
                                                          Years Ended                 (Inception) to
                                              September 30,        September 30,       September 30,
                                                  2010                 2009                2010
                                              ------------         ------------        ------------
REVENUE                                       $         --         $         --        $     12,000
                                              ------------         ------------        ------------
EXPENSES
  Accounting and audit fees                         11,050                8,582             103,001
  Depreciation                                          --                   --                  52
  Bank fees and interest                                --                   85                 586
  Consulting fees                                       --                   --              14,623
  Equipment write-off                                   --                   --               1,358
  Filing fees                                        4,163                3,407              15,786
  Foreign exchange gain                                 --                   --                (748)
  Legal fees                                        11,024                4,055              60,931
  Office and general expenses                        2,894                2,904               6,707
                                              ------------         ------------        ------------
                                                    29,131               19,033             202,296
                                              ------------         ------------        ------------

NET LOSS FROM CONTINUED OPERATIONS                  29,131               19,033             190,296
                                              ------------         ------------        ------------
DISCONTINUED OPERATIONS
  Loss  from operations                                 --                   --             333,472
  Gain on sale of subsidiary                            --                   --             (46,065)
                                              ------------         ------------        ------------
                                                        --                   --             287,407
                                              ------------         ------------        ------------

NET LOSS                                      $     29,131         $     19,033        $    477,703
                                              ============         ============        ============

NET  LOSS PER SHARE - BASIC AND DILUTED       $      (0.00)        $      (0.00)
                                              ============         ============
WEIGHTED AVERAGE NUMBER OF SHARES
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

                                  NETFONE, INC.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                             Deficit
                                                                           Accumulated     Accumulated
                                       Common Stock          Additional       Other         During the
                                    ---------------------     Paid-in     Comprehensive    Development
                                    Number      Par Value     Capital      Income (Loss)      Stage         Total
                                    ------      ---------     -------      -------------      -----         -----
Balance, June 8, 2004
 (Date of Inception)                     --      $    --     $     --       $    --        $      --     $      --
Issued for cash:
  Common stock at $0.001          8,000,000        8,000           --            --               --         8,000
  Common stock at $0.05           4,000,000        4,000      196,000            --               --       200,000
Net loss                                 --           --           --            --          (34,665)      (34,665)
Foreign currency translation             --           --           --          (555)              --          (555)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2004      12,000,000       12,000      196,000          (555)         (34,665)      172,780
Net loss                                 --           --           --            --         (196,062)     (196,062)
Foreign currency translation             --           --           --         1,514               --         1,514
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2005      12,000,000       12,000      196,000           959         (230,727)      (21,768)
Issued for cash:
  Common stock at $0.10             474,000          474       46,926            --               --        47,400
  Common stock at $0.20             104,000          104       20,696            --               --        20,800
Net loss                                 --           --           --            --         (164,782)     (164,782)
Foreign currency translation             --           --           --        (3,551)              --        (3,551)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2006      12,578,000       12,578      263,622        (2,592)        (395,509)     (121,901)
Foreign currency translation             --           --           --         2,592               --         2,592
Exercise of warrants                 80,000           80       14,920            --               --        15,000
Net loss                                 --           --           --            --          (24,052)      (24,052)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2007      12,658,000       12,658      278,542            --         (419,561)     (128,361)
Net loss                                 --           --           --            --           (9,978)       (9,978)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2008      12,658,000       12,658      278,542            --         (429,539)     (138,339)
Net loss                                 --           --           --            --          (19,033)      (19,033)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2009      12,658,000       12,658      278,542            --         (448,572)     (157,372)
Net loss                                 --           --           --            --          (29,131)      (29,131)
                                 ----------      -------     --------       -------        ---------     ---------

Balance, September 30, 2010      12,658,000      $12,658     $278,542       $    --        $(477,703)    $(186,503)
                                 ==========      =======     ========       =======        =========     =========

   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                               June 8, 2004
                                                                  Years Ended                 (Inception) to
                                                      September 30,        September 30,       September 30,
                                                          2010                 2009                2010
                                                       ----------           ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                  $  (29,131)          $  (19,033)         $ (190,296)
  Add item not affecting cash
     Equipment write-off                                       --                   --               1,358
     Depreciation                                              --                   --                  52
     Receivable write-off                                      --                   --                 307
  Changes in operating assets and liabilities
     Accounts receivable                                       --                   --                (307)
     Accounts payable and accrued liabilities              (6,919)              (1,002)             13,876
                                                       ----------           ----------          ----------

Net cash used in continuing operations                    (22,212)             (20,035)           (175,010)
Net cash used in discontinued operations                       --                   --            (312,407)
                                                       ----------           ----------          ----------

Net cash used in operating activities                     (22,212)             (20,035)           (487,417)
                                                       ----------           ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related parties                            22,212               19,872             172,626
  Proceeds from sale of subsidiary                             --                   --              25,000
  Proceeds from issuance of common stock                       --                   --             291,200
                                                       ----------           ----------          ----------

Net cash provided by financing activities                  22,212               19,872             488,826
                                                       ----------           ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment additions                                          --                   --              (1,410)
                                                       ----------           ----------          ----------

Net cash used in investing activities                          --                   --              (1,410)
                                                       ----------           ----------          ----------

NET DECREASE IN CASH                                           --                 (163)                 --

CASH, BEGINNING                                                --                  163                  --
                                                       ----------           ----------          ----------

CASH, ENDING                                           $       --           $       --          $       --
                                                       ==========           ==========          ==========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                 $       --           $       --          $       --
                                                       ==========           ==========          ==========
Cash paid for income taxes                             $       --           $       --          $       --
                                                       ==========           ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010


NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada, United States of America on June 8, 2004. The Company is in the development stage. From inception of the business on June 8, 2004 until March 9, 2007, the Company was engaged in the development of communication technology and services for internet protocol, telephony and video applications. On March 9, 2007, the Company disposed of its subsidiary Netfone Services Inc. The Company is currently in the process of seeking new business opportunities (Note 6).

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $477,703 at September 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations. Management will continue to seek equity financing and advances from related parties to fund the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

Financial Instruments
The fair value of the Company's financial instruments, consisting of accounts payable and due to related parties, are estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes
Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is not more likely than not that such asset will be realized.

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

Recent Accounting Pronouncements
Recent accounting pronouncements with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 - CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 with a par value of one tenth of one cent ($0.001) per share.

The total number of preferred shares authorized that may be issued by the Company is 20,000,000 with a par value of one tenth of one cent ($0.001) per share.

At September 30, 2010 and 2009, there were no options or share purchase warrants outstanding.

NOTE 4 - INCOME TAXES

As of September 30, 2010, the Company has estimated tax loss carry forwards for tax purposes of approximately $481,033, which expire by 2030. These amounts may be applied against future federal taxable income. Utilization of these carry forwards is dependent on the Company generating sufficient future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

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

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes. The components of these differences are as follows:

                                                            September 30,
                                                        2010            2009
                                                      --------        --------

Net loss                                              $(29,131)       $(19,033)
Statutory tax rate                                          35%             35%
                                                      --------        --------
Expected recovery of income taxes at statutory rate    (10,196)         (6,662)
Change in valuation allowance                           10,196           6,662
                                                      --------        --------

Income tax recovery                                   $     --        $     --
                                                      ========        ========

The components of the Company's tax effect deferred tax assets are as follows:

                                                            September 30,
                                                        2010            2009
                                                      --------        --------

Non-capital tax loss carry forwards                   $ 168,362       $ 158,166
Valuation allowances                                   (168,362)       (158,166)
                                                      ---------       ---------

Net deferred tax asset                                $      --       $      --
                                                      =========       =========

Inherent uncertainties arise over tax positions taken with respect to related party transactions and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its tax filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

NOTE 5 - RELATED PARTY TRANSACTIONS

At September 30, 2010, included in due to related parties is $42,084 (2009:
$19,872) owed to the President of the Company, $29,990 (2009: $29,990) owed to a shareholder of the Company and $100,553 (2009: $100,553) owed to a former director and officer of the Company. These amounts are unsecured, non-interest bearing and have no set terms of repayment.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

NOTE 6 - SUBSEQUENT EVENT

On December 23, 2010, the Company entered into a share exchange agreement (the "Agreement") whereby it will, no later than March 31, 2011, acquire 100% of the issued and outstanding share capital of ITP Impianti e Technologie di Processo S.p.A. ("ITP"), a corporation existing under the laws of Italy and engaged in the exploration and development of oil and gas properties. As consideration, the Company will issue such number of shares of the Company that will result in the current shareholders of the Company holding 6% of the issued and outstanding common shares of the Company and the current shareholders of ITP holding 94% of the issued and outstanding common shares of the Company. Pursuant to the terms of the agreement, the Company will complete a reverse stock split of its issued and outstanding common shares at a ratio of 1 new share for 2.4 old shares. The number of authorized shares of Common Stock will increase from 100,000,000 common shares to 1,000,000,000 common shares. The Company will cancel 3,166,670 common shares (on a post reverse stock split basis) currently issued and outstanding and held by the president of the Company. Based on the number of common shares outstanding as of January 6, 2010, the Company will issue approximately 34,000,000 common shares as consideration.

In connection with the Agreement, the Company will also issue unregistered common share purchase warrants (the "Warrants") to a company as compensation for indemnifying ITP as to certain representations made relating to the Company. The Warrants will expire on the fourth anniversary of the consummation of the Agreement. The number of common shares issuable under the Warrants will be:

     a) 1.5% of the outstanding common shares at the closing of the Agreement at an exercise price equal to $75,000,000 divided by the number of shares outstanding at the closing of the Agreement, currently estimated to be 541,613 common shares (on a post reverse stock split basis) at an exercise price of $2.08; and

     b) 1.5% of the outstanding common shares at the closing of the Agreement at an exercise price equal to $100,000,000 divided by the number of shares outstanding at the closing of the Agreement, currently estimated to be 541,613 common shares (on a post reverse stock split basis) at an exercise price of $2.77.

The closing of this transaction is subject to certain conditions; including, the Company obtaining all necessary regulatory approvals and consents, and the Company changing its corporate domicile into, and continue its corporate existence pursuant to, the laws of the State of Delaware.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures mean controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal accounting officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our principal executive and principal financial officer evaluated our company's disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive and principal financial officer concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, including our principal executive and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) for our company.

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2010 and that there were no material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Our principal executive and principal financial officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None
                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our directors are to be elected at our annual meeting of stockholders and each director elected is to hold office until his successor is elected and qualified. Our board of directors may remove our officers at any time.

Our directors and executive officers, their ages, positions held and duration each person has held that position, are as follows:

                        Position Held with                    Date First Elected
Name                       the Company             Age           or Appointed
----                       -----------             ---           ------------

Charles El-Moussa      President, Treasurer,       39         September 12, 2008
                       Secretary and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. El-Moussa (age 38) is currently general counsel and chief operation officer of Remax, Texas where he directs and oversees all legal and corporate franchise operations including franchise sales, broker services, corporate development and sponsorship, advertising, marketing, charities promotions and information technology. Mr. El-Moussa also held the position of Corporate Fuel Marketing Manager of Universal Weather & Aviation, in Houston, Texas where he managed the marketing of a $200 million global fuel card program, managed direct relationships with fortune 500 clients, fixed base operators and fuel suppliers worldwide, coordinated the design and implementation of the fuel department's automated web page, spearheaded the development of the department's in-house automation project and analyzed fuel sales profitability and productivity.

Mr. El-Moussa obtained his B.B.A at the University of St. Thomas in Houston and his J.D. at the South Texas College of Law in Houston.

We believe Mr. El-Moussa is qualified to serve on our board of directors because of his knowledge of our company's history and current operations, which he gained from serving as our officer and director since September 12, 2008, in addition to his education and business experiences described above.

FAMILY RELATIONSHIPS

There are no family relationships between any director or executive officer.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, none of our executive officers or directors have had any of the following events occur:

     * a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     * conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

     * being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking business;

     * being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

     * Being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
          (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     * being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CODE OF ETHICS

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

COMMITTEES OF THE BOARD

Our board of directors held no formal meetings during the year ended September 30, 2010. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

We currently do not have nominating or compensation committees or committees performing similar functions nor do we have a written nominating or compensation committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The particulars of compensation paid to the following persons:

     (a)  our principal executive officer;

     (b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended September 30, 2010; and

     (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our two most recently completed fiscal years ended September 30, 2010, are set out in the following summary compensation table.

                                                                        Non-Equity      Nonqualified
 Name and                                                               Incentive         Deferred
 Principal                                       Stock       Option        Plan         Compensation     All Other
 Position          Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------          ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Charles El-Moussa  2010      Nil       Nil         Nil         Nil          Nil               Nil            Nil            Nil
President,         2009      Nil       Nil         Nil         Nil          Nil               Nil            Nil            Nil
Treasurer,
Secretary and
Director

EMPLOYMENT AGREEMENTS

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

During the year ended September 30, 2010, we did not grant any stock options to any of our executive officers. There were no stock options outstanding as at September 30, 2010. To date, we have not granted stock options or stock appreciation rights to any of our employees, consultants, directors or executive officers.

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      -------------- ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------
Charles        Nil             Nil             Nil         Nil         Nil         Nil           Nil         Nil          Nil
El-Moussa
President,
Treasurer,
Secretary
and Director

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

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

                       Name and Address              Amount and Nature         Percentage
Title of Class       of Beneficial Owner          of Beneficial Ownership      of Class(1)
--------------       -------------------          -----------------------      -----------
Common Stock         Charles El-Moussa                7,840,000 Direct            61.9%
                     5100 Westheimer, Ste 200
                     Houston, TX  77056

----------
1. Percentage of ownership is based on 12,658,000 shares of common stock issued and outstanding as of January 10, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

CHANGES IN CONTROL

Immediately after the closing of the Share Exchange Agreement, ITP-Lux is expected to become our company's largest and controlling shareholder, with 94% ownership of the total number of shares of Common Stock issued and outstanding and issuable by our company (excluding only the shares of Common Stock issuable under the warrants).

Please refer to Item 1. Business for full details of the Share Exchange
Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

There has been no transaction, since October 1, 2008, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

     (i)  Any director or executive officer of our company;

     ii) Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting ( rights attached to our outstanding shares of common stock; and

     iii) Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any ( of the foregoing persons.

DIRECTOR INDEPENDENCE

Our board of directors consists of Charles El-Moussa. Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. According to the definition of "independent director" used in NASDAQ rule 5605(a)(2), Mr. El-Moussa is not an independent director as he is our President, Secretary and Treasurer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm, Dale Matheson Carr-Hilton Labonte, provided audit and other services during the years ended September 30, 2010 and 2009 as follows:

                                            2010              2009
                                          --------          --------

              Audit Fees                  $  6,250          $  8,000
              Audit Related Fees          $  4,950          $  4,500
              Tax Fees                    $  1,350          $  2,250
              All Other Fees              $    Nil          $    Nil
                                          --------          --------
              Total Fees                  $ 12,550          $ 14,750
                                          ========          ========

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

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton Labonte and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(2)      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
         SUCCESSION

2.1 Share Exchange Agreement, dated December 23, 2010 by and among Netfone, Inc., Orange Capital Corp. and ITP Oil & Gas International S.A. (incorporated by reference to our current report on Form 8-K filed on December 30, 2010)

(3)      ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed December 1, 2004)

3.2 By-laws (incorporated by reference to our Registration Statement on Form SB-2 filed December 1, 2004)

(10)     MATERIAL CONTRACTS

10.1 Share Exchange Agreement, dated December 23, 2010 by and among Netfone, Inc., Orange Capital Corp. and ITP Oil & Gas International S.A. (incorporated by reference to our current report on Form 8-K filed on December 30, 2010)

(21)     SUBSIDIARIES

21.1     Netfone Services Inc., a federal Canadian Company

(31)     SECTION 302 CERTIFICATIONS

31.1*    Section 302 Certification of Charles El-Moussa

(32)     SECTION 906 CERTIFICATIONS

32.1*    Section 906 Certification of Charles El-Moussa

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NETFONE, INC.


By: /s/ Charles El-Moussa
   ---------------------------------------------------------
   Charles El-Moussa
   President, Secretary, Treasurer and Director
   (Principal Executive Officer, Principal Financial Officer
   and Principal Accounting Officer)

Date: January 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


By: /s/ Charles El-Moussa
   ---------------------------------------------------------
   Charles El-Moussa
   President, Secretary, Treasurer and Director
   (Principal Executive Officer, Principal Financial Officer
   and Principal Accounting Officer)

Date: January 10, 2011