Form 10-Q
period 2010-12-31
NETFONE INC
filed 2011-02-15
CIK 1307345

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to __________

                        Commission file number 000-52317


                                  NETFONE, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       98-0438201
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

4801 Woodway Drive, Suite 300 East, Houston, TX             77056
   (Address of principal executive offices)              (zip code)

                                 (713) 968-7569
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 10, 2011, there were 12,658,000 shares of common stock, par value $0.001, outstanding.

                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements...........................................  3

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................  7

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..... 13

     Item 4T. Controls and Procedures........................................ 13

PART II - OTHER INFORMATION

     Item 1A. Risk Factors................................................... 14

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.... 17

     Item 3.  Defaults Upon Senior Securities................................ 17

     Item 4.  (Removed And Reserved)......................................... 17

     Item 5.  Other Information.............................................. 17

     Item 6.  Exhibits....................................................... 17

SIGNATURES................................................................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  NETFONE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     December 31,        September 30,
                                                                        2010                 2010
                                                                     ----------           ----------
                                                                     (Unaudited)           (Audited)
                                     ASSETS

CURRENT
  Prepaid expenses                                                   $    6,289           $       --
                                                                     ----------           ----------

Total Assets                                                         $    6,289           $       --
                                                                     ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued liabilities                           $   10,757           $   13,876
  Due to related parties                                                195,287              172,627
                                                                     ----------           ----------

                                                                        206,044              186,503
                                                                     ----------           ----------
STOCKHOLDERS' DEFICIT
  Common stock
    Authorized:
     100,000,000 common shares; par value $0.001
     20,000,000 preferred shares; par value $0.001
    Issued and outstanding:
     12,658,000 common shares (September 30, 2010: 12,658,000)           12,658               12,658
  Additional paid-in capital                                            278,542              278,542
  Deficit accumulated during the development stage                     (490,955)            (477,703)
                                                                     ----------           ----------

                                                                       (199,755)            (186,503)
                                                                     ----------           ----------

Total Liabilities and Stockholders' Deficit                          $    6,289           $       --
                                                                     ==========           ==========

Commitment (Note 2)

   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended                    June 8, 2004
                                                   -----------------------------------          (Inception) to
                                                   December 31,           December 31,           December 31,
                                                       2010                   2009                   2010
                                                   ------------           ------------           ------------
REVENUE                                            $         --           $         --           $     12,000
                                                   ------------           ------------           ------------
EXPENSES
  Accounting and auditing fees                            6,552                  4,250                109,553
  Depreciation                                               --                     --                     52
  Bank fees and interest                                     --                     --                    586
  Consulting fees                                            --                     --                 14,623
  Equipment write off                                        --                     --                  1,358
  Filing fees and incorporation costs                     2,885                  1,545                 18,671
  Legal fees                                              3,239                     --                 64,170
  Foreign exchange gain                                      --                     --                   (748)
  Office and general expenses                               576                    944                  7,283
                                                   ------------           ------------           ------------
                                                         13,252                  6,739                215,548
                                                   ------------           ------------           ------------

NET LOSS FROM CONTINUED OPERATIONS                       13,252                  6,739                203,548
                                                   ------------           ------------           ------------
DISCONTINUED OPERATIONS
  Loss  from operations                                      --                     --               (333,472)
  Gain on sale of subsidiary                                 --                     --                 46,065
                                                   ------------           ------------           ------------
                                                             --                     --               (287,407)
                                                   ------------           ------------           ------------

NET LOSS                                           $     13,252           $      6,739           $    490,955
                                                   ============           ============           ============


NET LOSS PER SHARE - BASIC AND DILUTED             $      (0.00)          $      (0.00)
                                                   ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC AND DILUTED                     12,658,000             12,658,000
                                                   ============           ============


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three months ended                 June 8, 2004
                                                      ---------------------------------        (Inception) to
                                                      December 31,         December 31,         December 31,
                                                          2010                 2009                 2010
                                                       ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                  $  (13,252)          $   (6,739)          $ (203,548)
  Add items not affecting cash
    Equipment write-off                                        --                   --                1,358
    Amortization                                               --                   --                   52
    Receivable write-off                                       --                   --                  307
  Changes in operating assets and liabilities
    Accounts receivable                                        --                   --                 (307)
    Prepaid expenses                                       (6,289)                  --               (6,289)
     Accounts payable and accrued liabilities              (3,119)                (782)              10,757
                                                       ----------           ----------           ----------
Net cash used in continuing operations                    (22,660)              (7,521)            (197,670)

Net cash used in discontinued operations                       --                   --             (312,407)
                                                       ----------           ----------           ----------

Net cash used in operating activities                     (22,660)              (7,521)            (510,077)
                                                       ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related party                                     22,660                7,521              195,287
  Proceeds from sale of Netfone Services Inc.                  --                   --               25,000
   Proceeds of common stock issuances                          --                   --              291,200
                                                       ----------           ----------           ----------

Net cash provided by financing activities                  22,660                7,521              511,487
                                                       ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment additions                                          --                   --               (1,410)
                                                       ----------           ----------           ----------

Net cash used in investing activities                          --                   --               (1,410)
                                                       ----------           ----------           ----------

NET CHANGE IN CASH                                             --                   --                   --

CASH, BEGINNING                                                --                   --                   --
                                                       ----------           ----------           ----------

CASH, ENDING                                           $       --           $       --           $       --
                                                       ==========           ==========           ==========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                               $       --           $       --           $       --
                                                       ==========           ==========           ==========
  Cash paid for taxes                                  $       --           $       --           $       --
                                                       ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                                  NETFONE, INC.
                          (A Development Stage Company)
                        NOTE TO THE FINANCIAL STATEMENTS
                                December 31, 2010
                                   (Unaudited)


NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2010 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

NOTE 2 SHARE EXCHANGE AGREEMENT

On December 23, 2010, the Company entered into a share exchange agreement (the "Agreement") whereby it will, no later than March 31, 2011, acquire 100% of the issued and outstanding share capital of ITP Impianti e Technologie di Processo S.p.A. ("ITP"), a corporation existing under the laws of Italy and engaged in the exploration and development of oil and gas properties. As consideration, the Company will issue such number of shares of the Company that will result in the current shareholders of the Company holding 6% of the issued and outstanding common shares of the Company and the current shareholders of ITP holding 94% of the issued and outstanding common shares of the Company. Pursuant to the terms of the Agreement, the Company will complete a reverse stock split of its issued and outstanding common shares at a ratio of 1 new share for 2.4 old shares. The number of authorized shares of Common Stock will increase from 100,000,000 common shares to 1,000,000,000 common shares. The Company will cancel 3,166,670 common shares (on a post reverse stock split basis) currently issued and outstanding and held by the President of the Company. Based on the number of common shares outstanding as of February 14, 2011, the Company will issue approximately 34,000,000 common shares as consideration.

In connection with the Agreement, the Company will also issue unregistered common share purchase warrants (the "Warrants") to a company as compensation for indemnifying ITP as to certain representations made relating to the Company. The Warrants will expire on the fourth anniversary of the consummation of the Agreement. The number of common shares issuable under the Warrants will be the aggregate of:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

OUR CURRENT BUSINESS

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

PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in our financial statements and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

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

The issuance of an expected 34,000,000 shares of our common stock, after taking into account a reverse split as described below, to ITP-Lux so that they will own 94% of our common stock upon closing will result in substantial dilution to current shareholders of our company.

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

We are currently negotiating with Orange and ITP-Lux to postpone the increase in authorized shares and relocation to Delaware until after the completion of the Share Exchange Agreement.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on June 8, 2004 to December 31, 2010 of $490,955.

Assuming the Share Exchange Agreement does not close, our estimated expenses over the next 12 months are as follows:

               Expense                                               Amount
               -------                                               ------
     Professional fees                                              $ 7,500
     General and administrative                                     $22,500
                                                                    -------
     TOTAL                                                          $30,000
                                                                    =======

We must raise cash to implement our business plan. As of December 31, 2010, we had a working capital deficiency of $199,755. We will require approximately $45,000 for the next 12 months in order to continue our proposed business assuming debts are not called by related parties.

RESULTS OF OPERATIONS

From the date of our incorporation on June 8, 2004 to December 31, 2010, we have been a start up company that has not generated substantial revenues.

THREE MONTH SUMMARY

                                                     Three Months Ended
                                                         December 31,
                                                2010                   2009
                                              --------               --------
     Revenue                                  $     --               $     --
     Expenses                                   13,252                  6,739
     Other Income                                   --                     --
                                              --------               --------
     Net Loss                                 $ 13,252               $  6,739
                                              ========               ========

OPERATING COSTS AND EXPENSES

The major components of our expenses for the quarter are outlined in the table below:

                                                     Three Months Ended
                                                         December 31,
                                                2010                   2009
                                              --------               --------
     Accounting fees                          $  6,553               $  4,250
     Legal fees                                  3,239                     --
     Office and miscellaneous                      576                    944
     Filing fees                                 2,884                  1,545
                                              --------               --------
     TOTAL OPERATING EXPENSES                 $ 13,252               $  6,739
                                              ========               ========

THREE MONTHS ENDED DECEMBER 31

Legal increased $3,239 from $Nil to $3,239 primarily due to fees incurred in relation to our proposed transaction.

Accounting fees increased $2,303 from $4,250 to $6,553 primarily due an under-accrual of our audit estimate in the prior period combined with current review costs.

Filing fees increased $1,339 from $1,545 to $2,884 primarily due increased activity incurred by our transfer agent.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                                                  December 31,     September 30,
                                                     2010             2010
                                                   --------         --------
                                                 (unaudited)        (audited)

     Current Assets                                $  6,289         $     --
     Current Liabilities                            206,044          186,503
     Working Capital Deficiency                    $199,755         $186,503


Our working capital deficiency decreased because of our inability to raise additional capital thus requiring funding through related party loans.

CASH FLOWS

                                                           Three Months Ended
                                                              December 31,
                                                          2010           2009
                                                        --------       --------
Net cash provided by (used in) operating activities     $(22,660)      $ (7,521)
Net cash provided by (used in) investing activities           --             --
Net cash provided by (used in) financing activities       22,660          7,521
                                                        --------       --------
Cash at end of period                                   $     --       $     --
                                                        ========       ========

CASH FLOW USED IN OPERATING ACTIVITIES

Our cash used in operating activities for the three months ended December 31, 2010 compared to our cash used in operating activities for the three months ended December 31, 2009 increased by 201%. This change was due to the increased activity resulting from the share purchase agreement.

CASH FLOW USED IN INVESTING ACTIVITIES

Our cash used in investing activities for the three months ended December 31, 2010 compared to our cash used in investing activities for the three months ended December 31, 2009 did not change.

CASH FLOW USED IN FINANCING ACTIVITIES

Our cash used in financing activities for the three months ended December 31, 2010 compared to our cash used in financing activities for the six months ended December 31, 2009 increased by 201%. This change was largely due to our continuing use of related party loans to fund the company.

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

We have historically incurred losses, and through December 31, 2010 have incurred losses of $490,955 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through equity financing, bank financing and/or advances from related parties or shareholder loans.

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

FUTURE FINANCINGS

There is no assurance we will receive the required financing to complete our business strategies. Even if we are successful in raising proceeds from an offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into our company would be lost in its entirety.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. Disclosure controls and procedures mean controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the SECURITIES EXCHANGE ACT OF 1934, AS AMENDED is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal accounting officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, our principal executive and principal financial officer evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive and principal financial officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

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

WE HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS AND IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL.

We had cash in the amount of $nil and a working capital deficit of $199,755 as of December 30, 2010. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next 12 months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely satisfy our cash needs through equity financing.

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

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

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

31.1*    Section 302 Certification of Charles El-Moussa

(32)     SECTION 906 CERTIFICATIONS

32.1*    Section 906 Certification of Charles El-Moussa

----------
*    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFONE, INC.


By: /s/ Charles El-Moussa
    ---------------------------------------------------
    Charles El-Moussa
    President, Secretary, Treasurer and Director
    (Principal Executive Officer, Principal Accounting
    Officer and Principal Financial Officer)

Date: February 14, 2011