Form 10-Q
period 2011-03-31
ITP Energy Corp
filed 2011-05-20
CIK 1307345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No.  000-52317

ITP Energy Corporation
(Exact name of registrant as specified in its charter)

Nevada	98-0438201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Via Federico Zuccari, 4, Rome, Italy 00153
(Address of principal executive offices)   (zip code)

+ 39 (06) 5728 8176
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:  As of May 16, 2011, there were 36,107,504 shares of common stock, par value $0.001, outstanding.

Explanatory Note

As used in this Quarterly Report on Form 10-Q (this “Report”), unless otherwise stated, all references to the “Company”, “we,” “our”, “us” and words of similar import, refer to ITP Energy Corporation.

As previously reported in our Current Report on Form 8-K filed on May 5, 2011, on April 29, 2011, we completed a share exchange transaction whereby we acquired 100% of ITP Benelli S.p.A., formerly known as ITP Impianti e Tecnologie di Processo S.p.A., an Italian corporation (“ITP”), together with its subsidiaries, operating companies and commercial offices based in Italy, the United States, the Czech Republic, Azerbaijan and Singapore. The closing of the share exchange transaction resulted in a change of control of our company. The share exchange transaction was accounted for as a reverse acquisition and, as a result, our company’s (the legal acquirer) consolidated financial statements will, in substance, be those of ITP (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of our company being included effective from the date of the closing of the share exchange transaction. However, the share exchange transaction was not completed until April 29, 2011, after the end of our company’s most recent interim period, which ended on March 31, 2011. Thus, we were required to file this Report for our business activities prior to the closing of the share exchange transaction and as of March 31, 2011. Although this Report includes descriptions of the share exchange transaction and the business of the combined entity after the closing of the share exchange agreement, the financial statements and information included in connection therewith are only those of our company, the legal acquirer, prior to the closing of the share exchange transaction and as of March 31, 2011.

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ITP ENERGY CORPORATION
(Formerly - Netfone, Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2011 (Unaudited)	September 30, 2010 (Audited)

ASSETS

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$21,884	$13,876
Due to related party	204,458	172,627
	226,342	186,503

Stockholders’ deficit
Capital Stock
Authorized:
41,666,667 common shares; par value $0.001
8,333,333 preferred shares; par value $0.001
Issued and outstanding:
5,274,167 common shares (September 30, 2010: 5,274,167)	5,274	5,274
Additional paid-in capital	285,926	285,926
Deficit accumulated during the development stage	(517,542)	(477,703)

	(226,342)	(186,503)

Total Liabilities and Stockholders’ Deficit	$—	$—

Subsequent event (Note 2)

The accompanying notes are an integral part of these financial statements.

ITP ENERGY CORPORATION
(Formerly - Netfone, Inc.)
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six Months ended		June 8, 2004
					(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011

Revenue	$—	$—	$—	$—	$12,000

Expenses
Accounting fees	3,400	2,500	9,952	6,750	112,953
Depreciation	—	—	—	—	52
Bank fees and interest	—	—	—	—	586
Consulting fees	—	—	—	—	14,623
Equipment write-off	—	—	—	—	1,358
Filing fees and incorporation costs	1,163	170	4,048	1,715	19,834
Legal fees	21,499	163	24,738	163	85,669
Foreign exchange gain	—	—	—	—	(748)
Office and general expenses	525	525	1,101	1,469	7,808
	26,587	3,358	39,839	10,097	242,135

Net loss from continuing operations	26,587	3,358	39,839	10,097	230,135

Discontinued operations
Loss from operations	—	—	—	—	(333,472)
Gain on sale of subsidiary	—	—	—	—	46,065

Net loss	$26,587	$3,358	$39,839	$10,097	$517,542

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	5,274,167	5,274,167	5,274,167	5,274,167

The accompanying notes are an integral part of these financial statements.

ITP ENERGY CORPORATION
(Formerly - Netfone, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended		June 8, 2004
			(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2010
Cash Flows From Operating Activities
Net loss from continuing operations	$(39,839)	$(10,097)	$(230,135)
Add item not affecting cash
Equipment write-off	—	—	1,358
Depreciation	—	—	52
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	8,008	1,728	21,884
Net cash used in continuing operations	(31,831)	(8,369)	(206,841)

Net cash used in discontinued operations	—	—	(312,407)
Net cash used in operating activities	(31,831)	(8,369)	(519,248)

Cash Flows From Financing Activities
Due to related party	31,831	8,369	204,458
Proceeds from sale of Netfone Services Inc.	—	—	25,000
Proceeds of common stock issuances	—	—	291,200
Net cash provided by financing activities	31,831	8,369	520,658

Cash Flows From Investing Activities
Equipment	—	—	(1,410)
Net cash used in investing activities	—	—	(1,410)

Net change in cash	—	—	—

Cash, beginning	—	—	—

Cash, ending	$—	$—	$—

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ITP ENERGY CORPORATION
(Formerly - Netfone, Inc.)
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 1        Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2010 included in the Company's Annual Report on Form 10-K filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

Note 2	Share Exchange Agreement

On December 23, 2010, the Company entered into a share exchange agreement (the “Agreement”), which closed on April 29, 2011, to acquire 100% of the issued and outstanding share capital of  ITP Benelli S.p.A., formerly known as ITP Impianti e Technologie di Processo S.p.A. (“ITP”), a corporation existing under the laws of Italy and engaged in the exploration and development of oil and gas properties.

Pursuant to the terms of the Agreement, effective March 21, 2011, the Company completed a reverse stock split of its issued and outstanding common shares at a ratio of 1 new share for 2.4 old shares.  The Company decreased the number of authorized shares by the same proportion from 100,000,000 common shares and 20,000,000 preferred shares to 41,666,667 common shares and 8,333,333 preferred shares.  All share and related per share amounts in these unaudited interim financial statements are stated on an after reverse stock split basis.

As consideration, the Company issued 34,000,000 common shares of the Company and cancelled 3,166,670 common shares that were held by the President of the Company.

In connection with the Agreement, the Company also issued unregistered common share purchase warrants (the “Warrants”) to a company as compensation for indemnifying ITP as to certain representations made relating to the Company.  The Warrants expire on April 29, 2015.  The number of common shares issuable under the Warrants is:

a)	541,613 common shares at an exercise price of $2.08; and

b)	541,613 common shares at an exercise price of $2.77.

On March 21, 2011, the Company change its name to ITP Energy Corporation and changed the jurisdiction of its incorporation to the State of Nevada.

The Agreement will be accounted for as a reverse acquisition and, as a result, the Company’s (the legal acquirer) consolidated financial statements will, in substance, be those of ITP (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of our company being included effective from the date of the closing of the share exchange transaction.  Financial information pertaining to ITP is included in an 8-K filed with the SEC on May 5, 2011.Accordingly pro forma information has not been included in these interim financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Report contains some forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Our Business”, “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as well as in this Report generally. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, and financial results.

Any or all of our forward-looking statements in this Report may turn out to be inaccurate, as a result of inaccurate assumptions we might make or known or unknown risks or uncertainties. Therefore, although we believe that these statements are based upon reasonable assumptions, including projections of operating margins, earnings, cash flows, working capital, capital expenditures and other projections, no forward-looking statement can be guaranteed. Our forward-looking statements are not guarantees of future performance, and actual results or developments may differ materially from the expectations they express. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those in the forward-looking statements contained in this Report for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, the availability of a skilled labor force, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, energy policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of war or terrorism, technological advances that could lower overall finding and development costs for oil and gas, weather patterns and the overall condition of capital markets in countries in which we operate.

Information regarding market and industry statistics contained in this Report is included based on information available to us which we believe is accurate. We have not reviewed or included data from all sources, and cannot assure stockholders of the accuracy or completeness of this data. Forecasts and other forward-looking information obtained from these sources are subject to these qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

These statements also represent our estimates and assumptions only as of the date that they were made and we expressly disclaim any duty to provide updates to them or the estimates and assumptions associated with them after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

We undertake no obligation to publicly update any predictive statement in this Report, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any additional disclosures we make in reports we file with the U.S. Securities and Exchange Commission (the “SEC”) on Form 10-K, Form 10-Q and Form 8-K.

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

On December 22, 2010, we entered into a share exchange agreement (the “Share Exchange Agreement”), with ITP Oil & Gas International S.A. (or “ITP Lux”) and Orange Capital Corp. (or “Orange”), pursuant to which on the closing of such transaction, we acquired 100% of the issued and outstanding capital stock of  ITP Benelli S.p.A., formerly known as ITP Impianti e Tecnologie di Processo S.p.A., an Italian corporation (“ITP”) in exchange for 34,000,000 shares of our common stock par value $0.001 (“Common Stock”) issued to ITP-Lux which represent approximately 94% of our issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement (the “Share Exchange”). On December 22, 2010 we had authorized 100,000,000 shares of Common Stock, and 20,000,000 shares of preferred stock par value $0.001 (“Preferred Stock”). In addition, pursuant to the Share Exchange Agreement, we agreed to issue to Orange the following:

•	541,613 warrants to purchase an equal number of shares of our Common Stock, expiring on April 29, 2015, at an exercise price of $2.08 per share of Common Stock, and

•	541,613 warrants to purchase an equal number of shares of our Common Stock, expiring on April 29, 2015, at an exercise price of $2.77 per share of Common Stock.

In performance of the terms of the Share Exchange Agreement, as amended on March 25, 2011, among other matters, we:

•
Effectuated a reverse stock split of our company’s issued and outstanding shares at a ratio of 1 for 2.4, which became effective on March 21, 2011, decreased the number of authorized shares of Common Stock by the same proportion from 100,000,000 to 41,666,667 shares of Common Stock, and decreased the number of authorized shares of Preferred Stock by the same proportion from 20,000,000 shares to 8,333,333 shares of Preferred Stock. As a result of the reverse stock split, every 2.4 shares of Common Stock issued and outstanding immediately prior to the effective time for the stock split was combined and reclassified into one share of Common Stock.  Fractional shares of Common Stock resulting from the reverse stock split were rounded up to the next whole share;

•	Canceled 3,166,667 (on a post reverse stock split basis) shares of restricted Common Stock issued by our company to Charles El-Moussa, our former president; and

•
On February 26, 2011, we incorporated a wholly-owned subsidiary in the State of Nevada under the name of “ITP Energy Corporation” and on March 21, 2011, we entered into a merger agreement with “ITP Energy Corporation” pursuant to which we were the surviving corporation but adopted the name of the dissolving subsidiary.

On April 29, 2011, we completed the Share Exchange and acquired 100% of ITP, together with its subsidiaries, operating companies and commercial offices based in Italy, the United States, the Czech Republic, Azerbaijan and Singapore. For a description of our current business and plan of operations, please see our Current Report on Form 8-K filed on May 5, 2011.

Results of Operations

Revenues

We have not earned any revenue during the three and six month periods ended March 31, 2011 and 2010.

Expenses

Three Month Period Ended March 31, 2011 and 2010

For the three month period ended March 31, 2011, we incurred expenses of $26,587, consisting of $21,499 in legal fees, $3,400 in accounting fees, $525 in office and general expenses and $1,163 in filing fees. These expenses relate primarily to the ongoing maintenance of the Company as a reporting company and expenses in relation to the preparation of the share exchange agreement. For the three month period ended March 31, 2010, we incurred expenses of $3,358, consisting of $2,500 in accounting fees, $170 in filing fees and incorporation costs, $163 in legal fees, and $525 in office and general expenses. These expenses relate primarily to the ongoing maintenance of the Company as a reporting company.

Six Month Period Ended March 31, 2011 and 2010

For the six month period ended March 31, 2011, we incurred expenses of $39,839, consisting of $24,738 in legal fees, $9,952 in accounting fees, $1,101 in office and general expenses and $4,048 in filing fees. These expenses relate primarily to the ongoing maintenance of the Company as a reporting company and expenses in relation to the preparation of the share exchange agreement. For the six month period ended March 31, 2010, we incurred expenses of $10,097 consisting of $ 6,750 in accounting fees, $1,715 in filing fees and incorporation costs, $163 in legal fees, and $1,469 in office and general expenses. These expenses relate primarily to the ongoing maintenance of the Company as a reporting company.

Liquidity and Capital Resources

Working Capital

	March 31, 2011	September 30, 2010
	(unaudited)	(audited)

Current Assets	$Nil	$Nil
Current Liabilities	226,342	186,503
Working Capital Deficiency	226,342	186,503

Our working capital deficiency increased because of continued funding of expenditures through payments by related party.

Cash Flow for Six Month Periods Ended March 31, 2011 and 2010

	March 31, 2011	March 31, 2010

Net cash used in operating activities	$(31,831)	$(8,369)
Net cash used in investing activities	Nil	Nil
Net cash provided by financing activities	31,831	8,369

Cash flow used in operating activities

Our cash used in operating activities for the six months ended March 31, 2011 compared to our cash used in operating activities for the six months ended March 31, 2010 increased by 280%. This change was largely due to increased activity in relation to the preparation of the share exchange agreement.

Cash flow used in investing activities

Our cash used in investing activities for the six months ended March 31, 2011 compared to our cash used in investing activities for the six months ended March 31, 2010 remained unchanged as the we did not partake in any investing activities during these periods.

Cash flow used in financing activities

Our cash used in financing activities for the six months ended March 31, 2011 compared to our cash used in financing activities for the six months ended March 31, 2010 increased by 280%. This change was largely due to increased activity in relation to the preparation of the share exchange agreement.  This activity was funded by a related party.

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

We have historically incurred losses, and through March 31, 2011 have incurred losses of $517,542 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through equity financing, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon the completion of the share exchange agreement and may require obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain additional financing through either equity financing and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any equity financing and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Development Stage Company

As at March 31, 2011, the Company was considered to be in the development stage.

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

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because at March 31, 2011 the Company did not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company’s President and sole management officer, acting as the Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15 promulgated under the Exchange Act.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information the Company is required to disclose in such reports is accumulated and communicated to management, including its Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Certifying Officer concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to an inherent weakness in its internal control over financial reporting due to its status as a shell corporation and having a sole officer and director.  However, the Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the respective periods presented.

Because we have only one officer and director, during the period being reported, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Our projects generally involve complex design and engineering, significant procurement of equipment and supplies and construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond our control, that affects our ability to complete the project in accordance with the original delivery schedule or to meet the contractual performance obligations. In addition, we generally rely on third-party partners, equipment manufacturers and subcontractors to assist us with the completion of our contracts. As such, claims involving project owners, suppliers and subcontractors may be brought against us and by us in connection with our project contracts. Claims brought against us include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the project work and claims for cancelled projects. The claims and back charges can involve actual damages, as well as contractually agreed upon liquidated sums. Claims brought by us against project owners include claims for additional costs incurred in excess of current contract provisions arising out of project delays and changes in the previously agreed scope of work. Claims between us and our suppliers, subcontractors and vendors include claims like any of those described above. These project claims, if not resolved through negotiation, are often subject to lengthy and expensive litigation or arbitration proceedings. Charges associated with claims could materially adversely affect our business, financial condition, results of operations and cash flows.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

On April 29, 2011, upon the closing of the Share Exchange, the Company’s acquisition of ITP effected a change in control and was accounted for as a “reverse acquisition” whereby ITP is the accounting acquiror for financial statement purposes.  Accordingly, for all periods after the April 29, 2011 closing of the “reverse acquisition” transaction, the Company’s historical financial statements will reflect the financial statements of ITP since its inception and the operations of the Company subsequent to April 29, 2011.

ITEM 6.  EXHIBITS

3.1	Articles of Merger between Netfone Inc. and ITP Energy Corporation, dated effective March 21, 2011 (Incorporated by reference to the Company’s current report on Form 8-K filed on March 23, 2011)

3.2	Certificate of Change dated effective March 21, 2011 (Incorporated by reference to the Company’s current report on Form 8-K filed on March 23, 2011)

10.1
First Amendment to Share Exchange Agreement, dated December 22, 2010, by and among Netfone Inc., Orange Capital Corp., and ITP Oil & Gas International S.A., dated March 25, 2011. (Incorporated by reference to the Company’s current report on Form 8-K filed on March 31, 2011).

31.1*	Section 302 Certification of Manfredi Mazziotti di Celso

32.1*	Section 906 Certification of Manfredi Mazziotti di Celso

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITP ENERGY CORPORATION

By: /s/ Manfredi Mazziotti di Celso
Manfredi Mazziotti di Celso
Chief Executive Officer
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Date:  May 20, 2011