Form 10-KT
period 2010-12-31
ITP Energy Corp
filed 2011-07-28
CIK 1307345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ___________________
or
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From October 1, 2010 to December 31, 2010.

Commission file number 000-52317

ITP Energy Corporation
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0438201
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

Via Federico Zuccari, 4, Rome, Italy	00153
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: + 39 (06) 5728 8176

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,646,150 based on the price quoted on the inter-dealer electronic quotation and trading system maintained by Pink OTC Markets Inc.

As of July 27, 2011, there were 36,107,500 shares of common stock outstanding.
__________________________

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

None.

ITP ENERGY CORPORATION

FORM 10-KT

For The Transition Period From October 1, 2010 to December 31, 2010

EXPLANATORY NOTE

On April 29, 2011, we consummated a share exchange (or the “Share Exchange”) pursuant to which we acquired 100% of the issued and outstanding capital stock of ITP Benelli S.p.A., formerly known as ITP Impianti e Tecnologie di Processo S.p.A., an Italian corporation (or “ITP”), together with its subsidiaries, operating companies and commercial offices based in Italy, the United States, the Czech Republic, Azerbaijan and Singapore (or the “ITP Group”), in exchange for 34,000,000 shares of our common stock par value $0.001 (“Common Stock”) issued to ITP Oil & Gas International S.A. (or “ITP Lux”), which represents 94% of our issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement (the “Share Exchange Agreement”). In accordance with ASC 805-40 and Topic 12 of the Financial Reporting Manual of the SEC’s Division of Corporate Finance, in the case of this Share Exchange, our acquisition of the business of ITP has resulted in ITP Lux and its management acquiring actual voting and operating control of the combined company.  The SEC’s staff considers a public shell reverse acquisition to be a capital transaction in substance, rather than a business combination.  That is, the transaction has been considered a reverse recapitalization, equivalent to the issuance of stock by ITP for our net monetary assets, accompanied by a recapitalization.

On May 5, 2011 we filed with the Securities and Exchange Commission (the “SEC”) a current report on Form 8-K reporting the consummation of the Share Exchange (the “Report”), as such Report was later amended by amendments number 1 and 2 also filed with the SEC on June 24, 2011 and July 8, 2011, respectively.  The Report indicated under Item 5.03 that as a result of the reverse acquisition and Share Exchange, our fiscal year-end changed from September 30 to December 31. As a result of this change, this Annual Report on Form 10-KT is a transition report and includes financial information for the three-month transition period from October 1, 2010 to December 31, 2010, or the “Transition Period”. References in this Transition Report (the “Transition Report”) on Form 10-KT to fiscal year 2010 or fiscal 2010 refer to the period of October 1, 2009 through September 30, 2010 and references to fiscal year 2009 or fiscal 2009 referred to the period of October 1, 2008 through September 30, 2009. Prior to the consummation of the Share Exchange, our most recent annual report on Form 10-K included audited financial statements as of September 30, 2010.  The Report included audited consolidated financial statements of ITP for the years ending December 31, 2010 and 2009. Subsequent to this Transition Report on Form 10-KT, our reports on Form 10-K will cover the calendar year from January 1 to December 31.

This Transition Report includes audited financial statements and discusses the business of the Registrant as it existed during the Transition Period, prior to the consummation of the Share Exchange, during the time that we were a shell company with no business operations.  As a result of the Share Exchange, we are no longer a shell company and we are currently engaged in active business operations. For a description of our current business, investors should refer to the Report and additional disclosures we make in reports we file with the SEC on Form 10-K, Form 10-Q and Form 8-K subsequent to April 29, 2011 or the date of the consummation of the Share Exchange.

As used in this Transition Report, unless otherwise stated, all references to the “Company”, “we,” “our”, “us” and words of similar import, refer to ITP Energy Corporation or the Registrant.

ENFORCEABILITY OF CIVIL LIABILITIES

We are a corporation organized under the laws of the State of Nevada. Subsequent to the consummation of the Share Exchange Agreement, our administrative headquarters were moved to and are presently located in Rome, Italy. We presently own and operate three equipment production facilities in Italy.  A facility located in Cassina de’ Pecchi (in the vicinity of Milan); a facility located in Ravenna; and a facility located in Moscazzano (in the vicinity of Cremona). We also own and operate an equipment production facility in Kilgore, State of Texas, in the United States.  In addition to our headquarters and production facilities, we presently have a total of four sales offices located in Kilgore (Texas), Baku (Azerbaijan), Brno (Czech Republic), and Ravenna (Italy) which also has a 38,000 square feet yard. As such, a substantial portion of our assets and the assets of our directors and executive officers are located outside the United States. Also, all of our present directors and executive officers reside outside of the United States. As a result, except as described below, it may not be possible for present or future investors in our securities to effect service of process within the United States upon such persons, or to enforce against them or against us in United States courts a judgment obtained in United States courts based upon the civil liability provisions of the federal securities laws of the United States. No treaty exists between the United States and Italy for the reciprocal enforcement of foreign judgments. Italian courts, however, have enforced judgments rendered by courts in the United States by virtue of the legal principles of reciprocity and comity, subject to review in Italy of such judgment in order to determine whether certain basic principles of due process and public policy have been respected, without reviewing the merits of the subject matter of the case. A request for enforcement in Italy of a foreign judgment may be objected and/or opposed in Italy in accordance with the provisions of the Italian Civil Procedural Code.  Nevertheless, in the absence of a treaty, there could be doubt as to the enforceability, in original actions in Italian courts, of liabilities predicated solely upon the federal securities laws of the United States and as to the enforceability in Italian courts of judgments of United States courts obtained in actions based upon the civil liability provisions of the federal securities laws of the United States. In addition, it could be necessary for present or future investors in our securities to comply with certain procedures under the Italian Civil Procedural Code, in order to file a lawsuit in an Italian court.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Transition Report contains or incorporates by reference some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In particular, these forward-looking statements include statements relating to future actions, prospective product approvals, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

These forward-looking statements contained in the Report which in part has been incorporated by reference into this Transition Report, include, among other things, statements relating:

•	our business being exposed to risks associated with the weakened global economy and political conditions;

•
the illegal behavior by any of our employees or agents could have a material adverse impact on our consolidated operating results, cash flows, and financial position as well as on our reputation and our ability to do business;

•	operations in emerging markets expose us to risks associated with conditions in those markets;

•	our undertaking long-term, fixed price or turnkey projects exposes our businesses to risk of loss should our actual costs exceed our estimated or budgeted costs;

•	our international operations expose us to the risk of fluctuations in currency exchange rates;

•	our discussions of accounting policies and estimates;

•	increases in costs or limitation of supplies of raw materials may adversely affect our financial performance;

•	indicated trends in the level of oil and gas exploration and production and the effect of such conditions on our results of operations (see “—Our Industry” in the Report);

•	future uses of and requirements for financial resources (see “—Liquidity and Working Capital” in the Report);

•	impact of bookings on future revenues and anticipated backlog levels (see “—Contracting and Backlog”in the Report);

•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

•	our ability to maintain or increase our market share in the competitive markets in which we do business;

•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

•	our ability to diversify our services and product offerings and capture new market opportunities;

•	our ability to source our needs for skilled labor, machinery and raw materials economically;

•	the loss of key members of our senior management; and

•	uncertainties with respect to legal and regulatory environment.

Any or all of our forward-looking statements in the Report or in this Transition Report may turn out to be inaccurate, as a result of inaccurate assumptions we might make or known or unknown risks or uncertainties. Therefore, although we believe that these statements are based upon reasonable assumptions, including projections of operating margins, earnings, cash flows, working capital, capital expenditures and other projections, no forward-looking statement can be guaranteed. Our forward-looking statements are not guarantees of future performance, and actual results or developments may differ materially from the expectations they express. You should not place undue reliance on these forward-looking statements. Actual results may differ materially from those in the forward-looking statements contained or incorporated by reference in the Report or in this Transition Report for reasons including, but not limited to: market factors such as pricing and demand for petroleum related products, the level of petroleum industry exploration and production expenditures, the effects of competition, the availability of a skilled labor force, world economic conditions, the level of drilling activity, the legislative environment in the United States and other countries, energy policies of OPEC, conflict involving the United States or in major petroleum producing or consuming regions, acts of war or terrorism, technological advances that could lower overall finding and development costs for oil and gas, weather patterns and the overall condition of capital markets in countries in which we operate.

Information regarding market and industry statistics contained in the Report is included based on information available to us which we believe is accurate. We have not reviewed or included data from all sources, and cannot assure stockholders of the accuracy or completeness of this data. Forecasts and other forward-looking information obtained from these sources are subject to these qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

These statements also represent our estimates and assumptions only as of the date that they were made and we expressly disclaim any duty to provide updates to them or the estimates and assumptions associated with them after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

We undertake no obligation to publicly update any predictive statement in the Report or in this Transition Report, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any additional disclosures we make in reports we file with the SEC on Form 10-K, Form 10-Q and Form 8-K.

PART I

Item 1. Business.

Corporate History and Background

ITP Energy Corporation or the Registrant was originally incorporated under the laws of the State of Nevada on June 8, 2004 under the name of Netfone, Inc.  From inception of our business to March 7, 2007, we were engaged in the development of communication technology and services for internet protocol (or “IP”), telephony and video applications. This business plan was abandoned due to declining margins and increased competition in the field. During our 2007 fiscal year, management determined that the voice over IP market was becoming increasingly competitive with diminishing margins. In addition, we could not secure additional financing in order to allow our then subsidiary, Netfone Services, Inc. (or “Netfone Services”), to market its products, pay support staff or maintain equipment, nor did we have the resources to acquire for our Company directly or for our directors, insurance covering our and their potential liability arising from 911 emergency calls which were expected to be handled by the then proposed business.  In light of this determination, on March 8, 2007 we sold all of the shares of NetFone Services to Portal One Systems, Inc. (or “Portal”) for $25,000.00 plus CDN $25,662.00 in liabilities for consulting services which were assumed by Netfone Services. Thereafter, our Company became dormant and remained a “shell company” and began actively seeking a business combination through the acquisition of, or merger with, an operating business.

Significant Developments during the Transition Period

On December 22, 2010, we entered into the Share Exchange Agreement, with ITP Lux and Orange Capital Corp. (or “Orange”), pursuant to which on the closing of such transaction, we agreed to acquire 100% of the issued and outstanding capital stock of ITP in exchange for our issuance and delivery of 34,000,000 shares of our Common Stock to ITP Lux, such Common Stock to represent 94% of our issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. On December 22, 2010 we had authorized 100,000,000 shares of Common Stock, and 20,000,000 shares of preferred stock par value $0.001 (“Preferred Stock”). In addition, pursuant to the Share Exchange Agreement, we agreed to issue to Orange the following:

•	541,613 warrants to purchase an equal number of shares of our Common Stock, expiring on April 29, 2015, at an exercise price of $2.08 per share of Common Stock, and

•	541,613 warrants to purchase an equal number of shares of our Common Stock, expiring on April 29, 2015, at an exercise price of $2.77 per share of Common Stock.

Subsequent to the Transition Period, the terms of the warrants were amended as described in Item 8.01 of the report on Form 8-K we filed with the SEC on May 20, 2011.

In addition, the terms of the Share Exchange Agreement, as amended subsequent to the Transition Period on March 25, 2011, among other matters, also required us to:

•
Effectuate a reverse stock split of the Company’s issued and outstanding shares at a ratio of 1 for 2.4, decrease the number of authorized shares of Common Stock by the same proportion from 100,000,000 to 41,666,667 shares of Common Stock, and decrease the number of authorized shares of Preferred Stock by the same proportion from 20,000,000 shares to 8,333,333 shares of Preferred Stock. The reverse stock split became effective on March 21, 2011 and on such date every 2.4 shares of the Company’s Common Stock issued and outstanding immediately prior to the effective time for the stock split was combined and reclassified into one share of Common Stock.  Fractional shares of Common Stock resulting from the reverse stock split were rounded up to the next whole share;

•	Cancel 3,166,667 (on a post reverse stock split basis) shares of restricted Common Stock issued by the Company to Charles El-Moussa, our former president; and

•	Change our corporate name to “ITP Energy Corporation”.

Our Present Business

On April 29, 2011, we consummated the Share Exchange pursuant to which we acquired 100% of the issued and outstanding capital stock of ITP in exchange for 34,000,000 shares of our Common Stock issued to ITP Lux, which represents 94% of our issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. In accordance with ASC 805-40 and Topic 12 of the Financial Reporting Manual of the SEC’s Division of Corporate Finance, in the case of this Share Exchange, our acquisition of the business of ITP has resulted in ITP Lux and its management acquiring actual voting and operating control of the combined company.  The SEC’s staff considers a public shell reverse acquisition to be a capital transaction in substance, rather than a business combination.  That is, the transaction has been considered a reverse recapitalization, equivalent to the issuance of stock by ITP for our net monetary assets, accompanied by a recapitalization.

For accounting purposes, subsequent to the Share Exchange, which is accounted for as either a reverse acquisition or reverse recapitalization, the legal acquiree – ITP – will be treated as the continuing reporting entity that acquired us (the legal acquirer).  Furthermore, reports that should be filed by us after the reverse acquisition or reverse recapitalization will parallel the financial reporting required under GAAP—as if ITP - the accounting acquirer – were our legal successor in connection with our reporting obligation – as registrant - as of the date of the acquisition. ITP, as the accounting acquirer, is considered, as of the date of and for the period following the closing of the Share Exchange Agreement, to be our predecessor as a registrant. The assets and liabilities of ITP have been brought forward at their book value and no goodwill has been recognized.

As a result of our reverse acquisition of ITP, we are no longer a shell company and we are currently engaged in active business operations. However, as a result of the reverse acquisition and Share Exchange, our fiscal year-end changed from September 30 to December 31. As a result of this change, this Annual Report on Form 10-KT is a transition report and includes financial information for the three-month transition period from October 1, 2010 to December 31, 2010, or the Transition Period. References in this Transition Report on Form 10-KT to fiscal year 2010 or fiscal 2010 refer to the period of October 1, 2009 through September 30, 2010 and references to fiscal year 2009 or fiscal 2009 referred to the period of October 1, 2008 through September 30, 2009. Prior to the consummation of the Share Exchange, our most recent annual report on Form 10-K included audited financial statements as of September 30, 2010.  The Report included audited consolidated financial statements of ITP for the years ending December 31, 2010 and 2009. Subsequent to this Transition Report on Form 10-KT, our reports on Form 10-K will cover the calendar year from January 1 to December 31.

This Transition Report includes audited financial statements and discusses the business of the Registrant as it existed during the Transition Period, prior to the consummation of the Share Exchange, during the time that we were a shell company with no business operations.  As a result of the Share Exchange, we are no longer a shell company and we are currently engaged in active business operations. For a description of our current business, investors should refer to the Report and additional disclosures we make in reports we file with the SEC on Form 10-K, Form 10-Q and Form 8-K subsequent to April 29, 2011 or the date of the consummation of the Share Exchange.

Available Information and Required Certifications

We are a reporting company under the Securities Exchange Act of 1934, as amended and file reports, proxy statements and other information with the SEC. Copies of these reports, proxy statements and other information may be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also access our filings on the SEC’s website at www.sec.gov. Commencing with our Annual Report on Form 10-KT for the Transition Period, and with our Quarterly Report on Form 10-Q for the fiscal quarter ending on March 31, 2011, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and proxy statements, as well as any amendments and exhibits to those documents, will be made available free of charge through our website at www.theitpgroup.com, as soon as reasonably practicable after we file them with, or furnish them to, the SEC. We will also make available, free of charge on our website and in print to any stockholder who requests them, our corporate governance guidelines, the charters of our board committees and our business ethics policies. Requests for copies can be directed to Investor Relations, telephone: +39-06-5728-8176, extension 4. The information contained on our website is not incorporated by reference into this Transition Report on Form 10-KT and should not be considered part of this report.

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information required by this item.  Notwithstanding, we have in the past provided this information.  You should carefully consider the risk factors described in our most recent annual report on Form 10-K filed with the SEC on January 12, 2011 describing the risks factors affecting our business prior to and during the Transition Period and also consider the risk factors described in our Report on Form 8-K filed with the SEC on May 5, 2011, as amended by amendments number 1 and 2 also filed with the SEC on June 24, 2011 and July 8, 2011, respectively, relating to our reverse recapitalization and Share Exchange with ITP Lux.

In addition to the risk factors described in the reports referenced to above, we may also be affected in the future by additional risks and uncertainties not presently known to us or that we currently believe are immaterial.  If any of the events described in such risk factors occur, our business, financial condition and results of operations could be materially and adversely affected.  In addition, the trading price of our Common Stock could decline due to any of the events described in these risk factors.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

During the Transition Period, our principal executive offices were located at 5100 Westheimer, Suite 200, Houston, TX, 77056. We did not have a formal rental agreement as we had reduced our operations.

In connection with the Share Exchange that was consummated after the Transition Period, which is the subject of this Transition Report, we ceased to be a shell company and acquired the properties of ITP.  For a description of our current properties, please see our Report on Form 8-K filed with the SEC on May 5, 2011, as amended by amendments number 1 and 2 also filed with the SEC on June 24, 2011 and July 8, 2011, respectively.

Our registered agent for service during the Transition Period was and continues to be the Corporation Trust Company of Nevada located at 6100 Neill Road, Suite 500, Reno, Nevada 89511.

Item 3. Legal Proceedings.

During the Transition Period, we were not aware of any material, active or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. During the Transition Period there were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Subsequently to the Share Exchange, our projects generally involve complex design and engineering, significant procurement of equipment and supplies and construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond our control, that affects our ability to complete the project in accordance with the original delivery schedule or to meet the contractual performance obligations. In addition, we generally rely on third-party partners, equipment manufacturers and subcontractors to assist us with the completion of our contracts. As such, claims involving project owners, suppliers and subcontractors may be brought against us and by us in connection with our project contracts. Claims brought against us include back charges for alleged defective or incomplete work, breaches of warranty and/or late completion of the project work and claims for cancelled projects. The claims and back charges can involve actual damages, as well as contractually agreed upon liquidated sums. Claims brought by us against project owners include claims for additional costs incurred in excess of current contract provisions arising out of project delays and changes in the previously agreed scope of work. Claims between us and our suppliers, subcontractors and vendors include claims like any of those described above. These project claims, if not resolved through negotiation, are often subject to lengthy and expensive litigation or arbitration proceedings. Charges associated with claims could materially adversely affect our business, financial condition, results of operations and cash flows.

Item 4. (Removed and Reserved).

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Common Stock is currently quoted on the inter-dealer electronic quotation and trading system maintained by Pink OTC Markets Inc. under the ticker symbol “ITPG”.  The CUSIP number for our Common Stock is 450630 108. Our Common Stock has traded infrequently on the inter-dealer electronic quotation and trading system, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low sales prices of our Common Stock for the year ended September 30, 2010 and through the end of business on December 31, 2010 of the Transition Period. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.
	Common Stock Price
	High	Low
Transition Period
October 1, 2010 to December 31, 2010	$0.82	$0.12
Fiscal Year 2010
First Quarter	$0.12	$0.12
Second Quarter	$0.12	$0.12
Third Quarter	$0.12	$0.12
Fourth Quarter	$0.12	$0.12
Fiscal Year 2009
First Quarter	$0.60	$0.12
Second Quarter	$0.12	$0.12
Third Quarter	$0.12	$0.12
Fourth Quarter	$0.12	$0.12

Holders

As of December 31, 2010, there were approximately 14 holders of record of our Common Stock. As of July 22, 2011, taking into account the consummation of the Share Exchange, there were approximately three holders of record of our Common Stock.

Dividends

In the past, we have not distributed earnings to our shareholders. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Penny Stock Regulations

The SEC has adopted regulations that generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock falls within the definition of penny stock and is subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule” that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 (excluding primary residence), or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Transition Report includes audited financial statements and discusses the business of the Registrant as it existed during the Transition Period, prior to the consummation of the Share Exchange, during the time that we were a shell company with no business operations.  As a result of the Share Exchange, we are no longer a shell company and we are currently engaged in active business operations. For a description of our current business, investors should refer to the Report and additional disclosures we make in reports we file with the SEC on Form 10-K, Form 10-Q and Form 8-K subsequent to April 29, 2011 or the date of the consummation of the Share Exchange.

You should read the following discussion and analysis together with our consolidated financial statements and the related notes to those statements for the Transition Period and for the twelve month periods ending September 30, 2010 and 2009 included elsewhere in this Transition Report.

Overview

Our Business Prior to and During the Transition Period

During our year ended September 30, 2007, management determined that the Voice over IP market was becoming increasingly competitive with diminishing margins. In addition, we could not acquire additional financing in order for our subsidiary to market its products, pay support staff or maintain equipment, nor did we have the resources to acquire insurance especially related to liability arising from 911emergency calls for our Company directly or for our directors. In light of this determination, we sold all of the assets of our wholly owned subsidiary, NetFone Services with the exception of the software assets purchased on January 4, 2007, which were retained by our Company. Subsequently and thereafter, including during the Transition Period, we continued to seek other business opportunities.

On December 22, 2010, we entered into the Share Exchange Agreement, with ITP Lux and Orange, pursuant to which on the closing of such transaction, we agreed to acquire 100% of the issued and outstanding capital stock of ITP in exchange for our issuance and delivery of 34,000,000 shares of our Common Stock to ITP Lux, such Common Stock to represent 94% of our issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. On December 22, 2010 we had authorized 100,000,000 shares of Common Stock, and 20,000,000 shares of Preferred Stock. In addition, pursuant to the Share Exchange Agreement, we agreed to issue to Orange the following:

•	541,613 warrants to purchase an equal number of shares of our Common Stock, expiring on April 29, 2015, at an exercise price of $2.08 per share of Common Stock, and

•	541,613 warrants to purchase an equal number of shares of our Common Stock, expiring on April 29, 2015, at an exercise price of $2.77 per share of Common Stock.

Subsequent to the Transition Period, the terms of the warrants were amended as described in Item 8.01 of the report on Form 8-K we filed with the SEC on May 20, 2011.

In addition, the terms of the Share Exchange Agreement, as amended on March 25, 2011, among other matters, also required us to:

•
Effectuate a reverse stock split of the Company’s issued and outstanding shares at a ratio of 1 for 2.4, decrease the number of authorized shares of Common Stock by the same proportion from 100,000,000 to 41,666,667 shares of Common Stock, and decrease the number of authorized shares of Preferred Stock by the same proportion from 20,000,000 shares to 8,333,333 shares of Preferred Stock. The reverse stock split became effective on March 21, 2011 and on such date every 2.4 shares of the Company’s Common Stock issued and outstanding immediately prior to the effective time for the stock split was combined and reclassified into one share of Common Stock.  Fractional shares of Common Stock resulting from the reverse stock split were rounded up to the next whole share;

•	Cancel 3,166,667 (on a post reverse stock split basis) shares of restricted Common Stock issued by the Company to Charles El-Moussa, our former president; and

•	Change our corporate name to “ITP Energy Corporation”.

Our Present Business

On April 29, 2011, we consummated the Share Exchange pursuant to which we acquired 100% of the issued and outstanding capital stock of ITP in exchange for 34,000,000 shares of our Common Stock issued to ITP Lux, which represents 94% of our issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. In accordance with ASC 805-40 and Topic 12 of the Financial Reporting Manual of the SEC’s Division of Corporate Finance, in the case of this Share Exchange, our acquisition of the business of ITP has resulted in ITP Lux and its management actual voting and operating control of the combined company.  The SEC’s staff considers a public shell reverse acquisition to be a capital transaction in substance, rather than a business combination.  That is, the transaction has been considered a reverse recapitalization, equivalent to the issuance of stock by ITP for our net monetary assets, accompanied by a recapitalization.

For accounting purposes, subsequent to the Share Exchange, which is accounted for as either a reverse acquisition or reverse recapitalization, the legal acquiree – ITP – will be treated as the continuing reporting entity that acquired us (the legal acquirer).  Furthermore, reports that should be filed by us after the reverse acquisition or reverse recapitalization will parallel the financial reporting required under GAAP—as if ITP - the accounting acquirer – were our legal successor in connection with our reporting obligation – as registrant - as of the date of the acquisition. ITP, as the accounting acquirer, is considered, as of the date of and for period following the closing of the Share Exchange Agreement, to be our predecessor as a registrant. The assets and liabilities of ITP have been brought forward at their book value and no goodwill has been recognized.

As a result of our reverse acquisition of ITP, we are no longer a shell company and we are currently engaged in active business operations.  However, as a result of the reverse acquisition and Share Exchange, our fiscal year-end changed from September 30 to December 31. As a result of this change, this Annual Report on Form 10-KT is a transition report and includes financial information for the three-month transition period from October 1, 2010 to December 31, 2010, or the Transition Period. References in this Transition Report on Form 10-KT to fiscal year 2010 or fiscal 2010 refer to the period of October 1, 2009 through September 30, 2010 and references to fiscal year 2009 or fiscal 2009 referred to the period of October 1, 2008 through September 30, 2009. Prior to the consummation of the Share Exchange, our most recent annual report on Form 10-K included audited financial statements as of September 30, 2010.  The Report included audited consolidated financial statements of ITP for the years ending December 31, 2010 and 2009. Subsequent to this Transition Report on Form 10-KT, our reports on Form 10-K will cover the calendar year from January 1 to December 31.

Results of Operations for the Three-Months Period Ended December 31, 2010 and 2009

From the date of our incorporation on June 8, 2004 to April 29, 2011, we were a start up company that had not generated substantial revenues.

For the three-month period ended December 31, 2010, we posted losses of $41,061 compared to losses of $6,739 for the three-month period ended December 31, 2009. The principal components of the losses for the three-month period ended December 31, 2010 were professional fees and filing fees, particularly legal fees relating to the Share Exchange Agreement in the amount of $31,048 incurred during the Transition Period compared to none during the similar three month period the year before.

Operating expenses for the three-month period ended December 31, 2010 were $41,061 compared to $6,739 for the three-month period ended December 31, 2009.

During the Transition Period, our operating expenses were classified primarily into the following three categories:

•
legal fees incurred by our Company during the three-month period ended December 31, 2010 were $31,048 and during the three-month period ended December 31, 2009 were $0; the reason for the increase was activity related to the acquisition of ITP.

•	accounting fees incurred by our Company during the three-month period ended December 31, 2010 were $6,552 and during the three-month period ended December 31, 2009 were $4,250;

•
during the three-month period ended December 31, 2010, expenses from continuing operations incurred were $576 for office and general expenses and $2,885 for filing fees, and during the three-month period ended December 31, 2009 expenses from continuing operations were $944 for office and general expenses and $1,545 for filing fees.

Financial Condition, Liquidity and Capital Resources

During the Transition Period being reported, our principal capital resources have been through the issuance of common stock and shareholder loans, advances from related parties.

At December 31, 2010, we had working capital deficit of $227,564.

At December 31, 2010, our total assets were $0.

At December 31, 2010, our total liabilities were $227,564.

At December 31, 2010, we had cash on hand of $0.

Cash Requirements

During the Transition Period being reported, we did not generate revenues.

We have incurred operating losses since inception through the end of the Transition Period being reported. As we had cash on hand of $0 as at December 31, 2010, our operations during the Transition Period and through the closing of the Share Exchange we financed through additional advances from related parties and through credit from our vendors and service providers.

Going Concern

Due to our being a development stage company and a shell company prior to our consummation of the Share Exchange Agreement and not having generated substantial revenues during the Transition Report, in their report on our financial statements for the three-month period ended December 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements for the Transition Period contain additional note disclosures describing the circumstances that lead to this disclosure.

Prior to the consummation of the Share Exchange, we have historically incurred losses, and through December 31, 2010 have incurred losses of $518,764 from our inception. Because of our consummation of the Share Exchange, commencing on April 29, 2011 our business is now the business of ITP and our capital requirements and sources of capital are those described in the Report filed with the SEC on May 5, 2011, as amended on June 24 and July 8, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Because we are a smaller reporting company, we are not required to provide the information called for by this item. Notwithstanding, we have in the past provided this information with respect to ITP.  For additional information relating to this Item that is subsequent to the Transition Period and the consummation of the Share Exchange, please refer to our Report on Form 8-K filed with the SEC on May 5, 2011, as amended by amendments number 1 and 2 also filed with the SEC on June 24, 2011 and July 8, 2011, respectively, relating to our reverse recapitalization and Share Exchange.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in pages F-1 through F-10 attached hereto and incorporated by reference. The index to the consolidated financial statements can be found on page F-1.

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer concluded that due to material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer, as the principal executive officers to allow final decisions regarding required disclosures.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes, in accordance with generally accepted accounting principles. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations and therefore, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that the controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2010, our internal controls over financial reporting were not effective to ensure that the information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to an inherent weakness in its internal control over financial reporting due to its status as a shell corporation and having a sole officer and director. Because we had only one officer and director, during the Transition Period being reported, the Company’s internal controls were deficient for the following reasons, (1) there were no entity level controls because there was only one person serving in the dual capacity of sole officer and sole director, (2) there were no segregation of duties as that same person approved, entered, and paid the Company’s bills, and (3) there was no separate audit committee. As a result, the Company’s internal controls for the Transition Period being reported had an inherent weakness which may increase the risks of errors in financial reporting and accordingly were deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.

Following the consummation of the Share Exchange, management has engaged experienced accounting personnel who will focus in the near term on formalizing policies and procedures surrounding transaction processing and period-end account analyses and providing for additional review and monitoring procedures. In particular, subsequently to the consummation of the Share Exchange, we have employed new resources for the internal management of our accounting cycle, including the preparation of annual and quarterly financial reports, while continuing to retain the services of ITP’s external independent accountants, including for the purpose of assuring compliance with legal and tax requirements under local law and the preparation of tax returns. In addition, we have recently hired an officer with auditing and financial background who will follow internal accounting and compliance with Sarbanes-Oxley Act of 2002. Periodically, management will assess the need for additional accounting resources as the business develops.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing enhancements or improvements, as necessary.

This Transition Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accountant firm because prior to the consummation of the Share Exchange, we were a shell company with no business operations.

Changes In Internal Control Over Financial Reporting

As disclosed above, following the consummation of the Share Exchange, management has engaged experienced accounting personnel who will focus in the near term on formalizing policies and procedures surrounding transaction processing and period-end account analyses and providing for additional review and monitoring procedures. In particular, subsequently to the consummation of the Share Exchange, we have employed new resources for the internal management of our accounting cycle, including the preparation of annual and quarterly financial reports, while continuing to retain the services of ITP’s external independent accountants, including for the purpose of assuring compliance with legal and tax requirements under local law and the preparation of tax returns. In addition, we have recently hired an officer with auditing and financial background who will follow internal accounting and compliance with Sarbanes-Oxley Act of 2002. Periodically, management will assess the need for additional accounting resources as the business develops.

There were no other material changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d- 15(f) under the Exchange Act) that occurred during our three-month period ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

During the Transition Period, our directors and executive officers, their ages and positions held were as follows:

Name	Age	Position

Charles El-Moussa	38	President, Treasurer, Secretary and Director

During the Transition Period, Mr. El-Moussa was general counsel and chief operation officer of Remax, Texas where he directs and oversees all legal and corporate franchise operations including franchise sales, broker services, corporate development and sponsorship, advertising, marketing, charities promotions and information technology. Mr. El Moussa also held the position of Corporate Fuel Marketing Manager of Universal Weather & Aviation, in Houston, Texas where he managed the marketing of a $200 million global fuel card program, managed direct relationships with fortune 500 clients, fixed base operators and fuel suppliers worldwide, coordinated the design and implementation of the fuel department’s automated web page, spearheaded the development of the department’s in-house automation project and analyzed fuel sales profitability and productivity. Mr. El-Moussa obtained his B.B.A at the University of St. Thomas in Houston and his J.D. at the South Texas College of Law in Houston.

During the Transition Period, our Board believed Mr. El-Moussa was qualified to serve on our board of directors because of his knowledge of our Company’s history and current operations, which he gained from serving as our officer and director since September 12, 2008, in addition to his education and business experiences described above.

The following table sets forth the names and ages of all of our current directors and executive officers along with their current positions. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name	Age	Position

Manfredi Mazziotti di Celso	59	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Gianfranco Turrini	72	Director

Andrea Bardavid	39	Director

On April 29, 2011, the above directors were nominated as directors of the Company, such designation to become effective after 10 days form the date of our filing a Schedule 14-f with the SEC and our mailing of an Information Statement to our shareholders that complies with the requirements of Section 14f-1 of the Exchange Act (the “Information Statement”) relating to such director designations which results in the change of the composition of the majority of our board of directors. The Information Statement and Schedule 14-f were mailed to our shareholders and filed with the SEC on the day of the Report.  On April 29, 2011, our up to then sole director, Mr. Charles El-Mousa, tendered his resignation as director of the Company effective on the day that the appointment of the director nominees becomes effective. The designation of Mr. Mazziotti to his various executive offices became effective on April 29, 2011.

On June 15, 2011, each of the directors nominated on April 29, 2011 took office making such designation effective and on June 15, 2011 the first meeting of the reconstituted Board of directors took place.

All our current officers and directors nominees are residents of Italy.  As a result, it may be difficult for investors to effect service of process within the United States upon any of them or to enforce court judgments obtained against them in the United States courts.

For a summary of the biographical information of our present directors and officers, please refer to our Report on Form 8-K filed with the SEC on May 5, 2011, as amended by amendments number 1 and 2 also filed with the SEC on June 24, 2011 and July 8, 2011, respectively, relating to our reverse recapitalization and Share Exchange.

Family Relationships

During the Transition Period, there were no family relationships between any director or executive officer.

For a description of family relationships between any current director or executive officer, please refer to our Report on Form 8-K filed with the SEC on May 5, 2011, as amended by amendments number 1 and 2 also filed with the SEC on June 24, 2011 and July 8, 2011, respectively, relating to our reverse recapitalization and Share Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all such forms that they file.

Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this Transition Report they were all current in their 16(a) reports.

Code of Ethics

Prior to and during the Transition Period, we had not adopted a code of ethics because prior to the consummation of the Share Exchange, we did not have any business operations and our board of directors believed that our small size did not merit the expense of preparing, adopting and administering a code of ethics.

Following the consummation of the Share Exchange, we adopted a code of ethics which our senior financial officers, executive officers, and general and project managers are expected to adhere to and promote throughout the organization. Our code of ethics may be found on our website at www.theitpgroupir.com. We intend to disclose on our website any waivers or amendments to our code of ethics within five business days of such action.

Director Nominations

We do not maintain a nominating committee of the Board. Nominations for election or appointment to the Board are made by the full Board. Because of our small size we do not believe that a nominating committee would significantly improve our nomination process. We do not have in place procedures by which security holders may recommend nominees to the Board and have not received any recommendations for nominee for the Board from any security holders.

Audit Committee

During the Transition Period being reported, we did not have a standing Audit Committee. Prior to the consummation of the Share Exchange, our Board had determined that we did not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our former Board believed that it was capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. At the time, the Board of our Company did not believe that it was necessary to have an Audit Committee because it believed that the functions of an Audit Committee could be adequately performed by the Board. In addition, our former Board believed that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and was not warranted in our circumstances prior to the consummation of the Share Exchange given the early stages of our development and the fact that we had not generated any revenues from operations.

Following the consummation of the Share Exchange, on June 15, 2011, our present Board established an Audit Committee.  Mr. Andrea Bardavid is the sole member of the Audit Committee. Mr. Bardavid is an independent director and our Board has concluded that Mr. Bardavid qualifies as an “audit committee financial expert”.

Compensation Committee

We do not have a compensation committee of the Board.

Item 11.  Executive Compensation.

The following table sets forth summary compensation information for the three-month Transition Period being reported and for the fiscal years ended September 30, 2010 and 2009 for our chief executive officer and principal financial officer. We did not have any other executive officers as of the end of fiscal 2010 whose total compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles El-Moussa - former CEO (1)	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

Rafeh Hulays - former CEO	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

(1) Mr. El-Moussa resigned as our CEO effective as of April 29, 2011 in connection with the consummation of the Share Exchange.

On April 29, 2011, we acquired ITP in a reverse acquisition transaction that was structured as a share exchange and in connection with such transaction, Mr. Manfredi Mazziotti became our Chief Executive Officer.  Prior to the consummation of the reverse acquisition, Mr. Charles El-Moussa served as our sole director and Chief Executive Officer since September 12, 2008. The table above includes amounts (which is zero) Mr. El-Moussa received from us prior to the consummation of the reverse acquisition. On September 12, 2008, we granted to Mr. El-Moussa 7,840,000 shares of our Common Stock as director and officer compensation.  Of this amount, as part of the reverse acquisition transaction and the reverse stock split effected on March 21, 2011, we cancelled 3,166,670 shares of Common Stock (on a post reverse stock split basis) previously granted to Mr. El-Moussa, resulting in Mr. El-Moussa being the beneficial owner of 100,000 shares of our Common Stock as of April 29, 2011. Prior to September 12, 2008, Mr. Rafeh Hulays acted as our President, Treasurer, Secretary and Director but he was not paid any compensation in the fiscal year ended September 31, 2008.

Compensation Discussion and Analysis

We did not have and currently do not have any employment agreements with any of our executive officers or directors.  We strive to provide our executive officers with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

Subsequent to the consummation of the Share Exchange, we plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Compensation of Directors

The following is a summary of the compensation (which is zero) we paid to our directors during the Transition Period being reported.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Charles El-Moussa - former director	-	-	-	-	-	-	-

On September 12, 2008, we granted to Mr. El-Moussa 7,840,000 shares of our Common Stock as director and officer compensation.  Of this amount, as part of the reverse acquisition transaction and the reverse stock split effected on March 21, 2011, 3,166,670 shares of Common Stock (on a post reverse stock split basis) previously granted to Mr. El-Moussa were cancelled.

Directors who are also our executive officers do not receive any additional compensation for their services as directors.

As of the date of this Transition Report, we have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors. We plan to implement a compensation program for our independent directors, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors during the Transition Period being reported. Each person had sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the Common Stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Common Stock	Charles El-Moussa 5100 Westheimer, Ste 200 Houston, TX 77056	7,840,000 Direct	61.9	%(2)

(1)
Percentage of ownership is based on 12,658,000 shares of Common Stock issued and outstanding as of January 10, 2011. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)
Pursuant to the Share Exchange Agreement, Mr. El-Moussa’s agreed to the cancellation of 3,166,667 (on a post reverse split basis).  As of the date of this Transition Report, Mr. El-Moussa has a beneficial ownership of 100,000 shares of our Common Stock, representing 0.28% of such class of securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

From October 1, 2008 through the end of the Transition Period being reported, there had been no transaction or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

 (i)      Any director or executive officer of our Company;

 (ii)     Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of Common Stock; and

(iii)     Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On April 29, 2011, in connection with the consummation of the Share Exchange, we canceled 3,166,667 (on a post reverse stock split basis) shares of restricted Common Stock issued by our Company to Charles El-Moussa, our former president.

At December 31, 2010, we owed $64,744 to Mr. Charles El-Moussa our former President and CEO, owed $29,990 to a shareholder of the Company and owed $100,553 to a former director and officer of the Company. These amounts are unsecured, non-interest bearing with no set terms of repayment.  On April 1, 2011, the amounts owing to the shareholder and the former director and officer were assigned to Mr. Charles El-Moussa, the President of the Company at the time.  In connection with the Share Exchange Agreement, on May 19, 2011, Mr. Charles El-Moussa forgave all amounts owing to him by the Company.

Director Independence

During the Transition Period being reported, Mr. Charles El-Moussa was the sole member of our Board. Our Common Stock is quoted on the OTC Bulletin Board which does not have any director independence requirements. According to the definition of “independent director” used in NASDAQ rule 5605(a)(2), Mr. El-Moussa was not an independent director as he was also our President, Secretary and Treasurer.

Subsequent to the Transition Period and following the consummation of the Share Exchange, on June 15, 2011, Mr. Andrea Bardavid’s appointment to our Board became effective and our Board concluded that Mr. Bardavid is an independent director and that he qualifies as an “audit committee financial expert” serving as the sole member of our Audit Committee.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm, Dale Matheson Carr-Hilton Labonte, provided audit and other services during the Transition Period and the fiscal years ended September 30, 2010 and 2009 as follows:

	Three-Month Ended September 30, 2010 (Transition Period)	2010	2009

Audit Fees	$4,000	$6,250	$8,000
Audit Related Fees	$2,000	$4,950	$4,500
Tax Fees	$1,400	$1,350	$2,250
All Other Fees	$0	$0	$0
Total Fees	$7,400	$12,550	$14,750

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings. For the Transition Period, Dale Matheson Carr-Hilton Labonte has billed us a total of $6,000 for professional services rendered for the audit of our consolidated financial statements for the Transition Period stipulated.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning. For the three months ended December 31, 2010, Dale Matheson Carr-Hilton Labonte did not perform or bill us for any tax related services. For fiscal year ended September 30, 2010 and 2009, Dale Matheson Carr-Hilton Labonte billed us a total of $1,350 and $2,250, respectively for professional services rendered for tax compliance.

During the Transition Period, our Board was responsible with pre-approving all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board before the respective services were rendered.

The Board has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton Labonte and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

(b) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (3)
3.2	Bylaws (3)
3.3	Articles of Merger between Netfone Inc. and ITP Energy Corporation, dated effective March 21, 2011 (4)
3.4	Certificate of Change dated effective March 21, 2011 (4)
4.1	Form of Common Stock (5)
4.2	Form of Common Stock Warrant (5)
10.1	Share Exchange Agreement, dated December 22, 2010, by and among Netfone Inc., Orange Capital Corp., and ITP Oil & Gas International S.A. (1)
10.2	First Amendment to Share Exchange Agreement, dated December 22, 2010, by and among Netfone Inc., Orange Capital Corp., and ITP Oil & Gas International S.A., dated March 25, 2011. (2)
10.3	Cariparma Senior Syndicated Loan Agreement, dated May 21, 2010. (5)
10.4	Deutsche Bank Loan Agreement, dated February 26, 2010. (5)
10.5	UniCredit Corporate Banking Loan Agreement, dated April 7, 2010. (5)
10.6	Banco di Credito Cooperativo Laudense Loan and Mortgage Agreement, dated December 27, 2007. (5)
21.1	Subsidiaries (5)
31.1	Certifications of Manfredi Mazziotti di Celso Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Manfredi Mazziotti di Celso Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 30, 2010.

(2)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 31, 2011.

(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed December 1, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 23, 2011.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITP Energy Corporation

/s/ Manfredi Mazziotti di Celso
Manfredi Mazziotti di Celso
President, Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

Date: July 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Manfredi Mazziotti di Celso	Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary
Manfredi Mazziotti di Celso

Date: July 28, 2011

/s/ Andrea Bardavid	Director
Andrea Bardavid

Date: July 28, 2011

/s/ Gianfranco Turrini	Director
Gianfranco Turrini

Date: July 28, 2011

LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ITP Energy Corporation:

We have audited the accompanying balance sheets of ITP Energy Corporation (formerly Netfone, Inc.) (a development stage company) as of December 31, 2010 and September 30, 2010 and 2009, and the statements of operations, stockholders’ deficit and cash flows for the three month period ended December 31, 2010, the years ended September 30, 2010 and 2009 and the period from June 8, 2004 (Inception) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and September 30, 2010 and 2009, and the results of its operations and its cash flows for the three month period ended December 31, 2010, the years ended September 30, 2010 and 2009 and the period from June 8, 2004 (Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has limited working capital available raising substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its business and ultimately to attain profitable operations.  Management’s plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP
 CHARTERED ACCOUNTANTS

Vancouver, Canada
July 25, 2011

ITP ENERGY CORPORATION
(Formerly - Netfone, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	Restated (Note 6) December 31, 2010	December 31, 2009	September 30, 2010	September 30, 2009
		(Unaudited)
ASSETS

Total Assets	$—	$—	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$32,277	$6,175	$13,876	$6,957
Due to related parties	195,287	157,936	172,627	150,415
	227,564	164,111	186,503	157,372

Stockholders’ Deficit
Common stock
Authorized:
41,666,667 common shares; par value $0.001
8,333,333 preferred shares; par value of $0.001
Issued and outstanding:
5,274,167 common shares (September 30, 2010: 5,274,167)	5,274	5,274	5,274	5,274
Additional paid-in capital	285,926	285,926	285,926	285,926
Deficit accumulated during the development stage	(518,764)	(455,311)	(477,703)	(448,572)

	(227,564)	(164,111)	(186,503)	(157,372)

Total Liabilities and Stockholders’ Deficit	$—	$—	$—	$—

Subsequent Event (Note 7)

The accompanying notes are an integral part of these financial statements.

ITP ENERGY CORPORATION
(Formerly - Netfone, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Restated (Note 6) Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Year Ended September 30, 2010	Year Ended September 30, 2009	Restated (Note 6) June 8, 2004 (Inception) to December 31, 2010
		(Unaudited)

Revenue	$—	$—	$—	$—	$12,000

Expenses
Accounting and auditing fees	6,552	4,250	11,050	8,582	109,553
Depreciation	—	—	—	—	52
Bank fees and interest	—	—	—	85	586
Consulting fees	—	—	—	—	14,623
Equipment write-off	—	—	—	—	1,358
Filing fees and incorporation costs	2,885	1,545	4,163	3,407	18,671
Legal fees	31,048	—	11,024	—	91,979
Foreign exchange gain	—	—	—	4,055	(748)
Office and general expenses	576	944	2,894	2,904	7,283
	41,061	6,739	29,131	19,033	243,357
Net loss from continued operations	(41,061)	(6,739)	(29,131)	(19,033)	(231,357)

Discontinued operations
Loss from operations	—	—	—	—	(333,472)
Gain on sale of subsidiary	—	—	—	—	46,065
	—	—	—	—	(287,407)
Net loss	$(41,061)	$(6,739)	$(29,131)	$(19,033)	$(518,764)

Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	5,274,167	5,274,167	5,274,167	5,274,167

The accompanying notes are an integral part of these financial statements.

ITP ENERGY CORPORATION
(Formerly - Netfone, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Number	Par Value	Capital	Income (Loss)	Stage	Total

Balance, June 8, 2004 (Date of Inception)	—	$—	$—	$—	$—	$—
Issued for cash:
Common stock at $0.0024	3,333,333	3,333	4,667	—	—	8,000
Common stock at $0.12	1,666,667	1,667	198,333	—	—	200,000
Net loss	—	—	—	—	(34,665)	(34,665)
Foreign currency translation	—	—	—	(555)	—	(555)

Balance, September 30, 2004	5,000,000	5,000	203,000	(555)	(34,665)	172,780
Net loss	—	—	—	—	(196,062)	(196,062)
Foreign currency translation	—	—	—	1,514	—	1,514

Balance, September 30, 2005	5,000,000	5,000	203,000	959	(230,727)	(21,768)
Issued for cash:
Common stock at $0.24	197,500	198	47,202	—	—	47,400
Common stock at $0.48	43,333	43	20,757	—	—	20,800
Net loss	—	—	—	—	(164,782)	(164,782)
Foreign currency translation	—	—	—	(3,551)	—	(3,551)

Balance, September 30, 2006	5,240,833	5,241	270,959	(2,592)	(395,509)	(121,901)
Foreign currency translation	—	—	—	2,592	—	2,592
Exercise of warrants	33,333	33	14,967	—	—	15,000
Net loss	—	—	—	—	(24,052)	(24,052)

Balance, September 30, 2007	5,274,166	5,274	285,926	—	(419,561)	(128,361)
Net loss	—	—	—	—	(9,978)	(9,978)

Balance, September 30, 2008	5,274,166	5,274	285,926	—	(429,539)	(138,339)
Net loss	—	—	—	—	(19,033)	(19,033)

Balance, September 30, 2009	5,274,166	5,274	285,926	—	(448,572)	(157,372)
Net loss	—	—	—	—	(6,739)	(6,739)

Balance, December 31, 2009	5,274,166	5,274	285,926	—	(455,311)	(164,111)
Net loss	—	—	—	—	(22,392)	(22,392)

Balance, September 30, 2010	5,274,166	5,274	285,926	—	(477,703)	(186,503)
Net loss	—	—	—	—	(41,061)	(41,061)

Balance, December 31, 2010	5,274,166	$5,274	285,926	—	$(518,764)	$(227,564)

The accompanying notes are an integral part of these financial statements.

ITP ENERGY CORPORATION
(Formerly - Netfone, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Restated (Note 6) Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Year Ended September 30, 2010	Year Ended September 30, 2009	Restated (Note 6) June 8, 2004 (Inception) to December 31, 2010
		(Unaudited)
Cash Flows From Operating Activities
Net loss from continuing operations	$(41,061)	$(6,739)	$(29,131)	$(19,033)	$(231,357)
Add items not affecting cash
Equipment write—off	—	—	—	—	1,358
Amortization	—	—	—	—	52
Receivable write—off	—	—	—	—	307
Changes in operating assets and liabilities
Accounts receivable	—	—	—	—	(307)
Accounts payable and accrued liabilities	18,401	(782)	(6,919)	(1,002)	32,277
Net cash used in continuing operations	(22,660)	(7,521)	(22,212)	(20,035)	(197,670)
Net cash used in discontinued operations	—	—	—	—	(312,407)
Net cash used in operating activities	(22,660)	(7,521)	(22,212)	(20,035)	(510,077)

Cash Flows From Financing Activities
Due to related party	22,660	7,521	22,212	19,872	195,287
Proceeds from sale of Netfone Services Inc.	—	—	—	—	25,000
Proceeds of common stock issuances	—	—	—	—	291,200
Net cash provided by financing activities	22,660	7,521	22,212	19,872	511,487

Cash Flows From Investing Activities
Equipment additions	—	—	—	—	(1,410)
Net cash used in investing activities	—	—	—	—	(1,410)

Net change in cash	—	—	—	(163)	—

Cash, beginning	—	—	—	163	—

Cash, ending	$—	$—	$—	$—	$—

Supplementary disclosure of cash flow information:

Cash paid for interest	$—	$—	$—	$—	$—

Cash paid for taxes	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ITP ENERGY CORPORATION
(Formerly - Netfone, Inc.)
(A Development Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
December 31, 2010

Note 1 – Nature and Continuance of Operations

ITP Energy Corporation (the “Company”) is incorporated in the State of Nevada, United States of America on June 8, 2004. The Company is in the development stage.  From inception of the business on June 8, 2004 until March 9, 2007, the Company was engaged in the development of communication technology and services for internet protocol, telephony and video applications.  On March 9, 2007, the Company disposed of its subsidiary Netfone Services Inc.  On December 23, 2010, the Company entered into a share exchange agreement (the “ITP Agreement”), which closed on April 29, 2011, to acquire 100% of the issued and outstanding share capital of  ITP Benelli S.p.A., formerly known as ITP Impianti e Technologie di Processo S.p.A. (“ITP”), a corporation existing under the laws of Italy and engaged in the exploration and development of oil and gas properties (Note 7).

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $518,764 at December 31, 2010 raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation
The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Development Stage Company
The Company is considered to be in the development stage at December 31, 2010.

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

The Company completed a reverse stock split of its issued and outstanding common shares at a ratio of 1 new share for 2.4 old shares (Note 7).  Loss per share amounts in these financial statements are stated on an after reverse stock split basis.

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

Note 3 – Capital Stock

The total number of common shares authorized that may be issued by the Company is 41,666,667 with a par value of one tenth of one cent ($0.001) per share.

The total number of preferred shares authorized that may be issued by the Company is 8,333,333 with a par value of one tenth of one cent ($0.001) per share.

At December 31, 2010, there were no options or share purchase warrants outstanding.

Effective March 21, 2011, the Company completed a reverse stock split of its issued and outstanding common shares at a ratio of 1 new share for 2.4 old shares (Note 7).  The Company decreased the number of authorized shares by the same proportion  All share and related per share amounts in these financial statements are stated on an after reverse stock split basis.

Note 4 – Income Taxes

As of December 31, 2010, the Company has estimated tax loss carry forwards for tax purposes of approximately $494,285, which expire by 2030.  These amounts may be applied against future federal taxable income.  Utilization of these carry forwards is dependent on the Company generating sufficient future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The Company reviews its valuation allowance requirements annually based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance would generally be reflected in current income.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Three Months Ended December 31,	Three Months Ended December 31,	Year Ended September 30,	Year Ended September 30,
	2010	2009	2010	2009
		(Unaudited)

Net loss	$(41,061)	$(6,739)	$(29,131)	$(19,033)
Statutory tax rate	35%	35%	35%	35%
Expected recovery at statutory rate	(14,371)	(2,359)	(10,196)	(6,662)
Change in valuation allowance	14,371	2,359	10,196	6,662

Income tax recovery	$—	$—	$—	$—

The components of the Company’s tax effect deferred tax assets are as follows:

	December 31,	December 31,	September 30,	September 30,
	2010	2009	2010	2009
		(Unaudited)

Non-capital tax loss carry forwards	$182,000	$161,000	$168,000	$158,000
Valuation allowances	(182,000)	(161,000)	(168,000)	(158,000)

Net deferred tax asset	$—	$—	$—	$—

Inherent uncertainties arise over tax positions taken with respect to related party transactions and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its tax filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

Note 5 – Related Party Transactions

At December 31, 2010, included in due to related parties is $64,744 (September 30, 2010: $42,084 and September 30, 2009: $19,872) owed to the President of the Company, $29,990 (September 30, 2010 and 2009: $29,990) owed to a shareholder of the Company and $100,553 (September 30, 2010 and 2009: $100,553) owed to a former director and officer of the Company. These amounts are unsecured, non-interest bearing with no set terms of repayment.

On April 1, 2011, the amounts owing to the shareholder and the former director and officer were assigned to the President of the Company.  In connection with the ITP Agreement, on May 19, 2011, the President forgave all amounts owing to him by the Company.

Note 6 – Restatement

Items reported in the Company’s unaudited interim financial statements for the three months ended December 31, 2010 have been restated as a result of identifying, during the audit of these financial statements, certain legal expenses that had not been recorded.

The effect of the restatement on the Company’s financial statements for the three months ended December 31, 2010 is as follows:
	As previously reported	Adjustment	As restated

Prepaid expenses	$6,289	$(6,289)	$-
Accounts payable and accrued liabilities	10,757	21,520	32,277
Deficit	(490,955)	(27,809)	(518,764)
Legal fees	3,239	27,809	31,048
Net loss	(13,252)	(27,809)	(41,061)
Loss per share	(0.00)	(0.01)	(0.01)

Note 7 – Share Exchange Agreement

Pursuant to the terms of the ITP Agreement, effective March 21, 2011, the Company completed a reverse stock split of its issued and outstanding common shares at a ratio of 1 new share for 2.4 old shares.  The Company decreased the number of authorized shares by the same proportion from 100,000,000 common shares and 20,000,000 preferred shares to 41,666,667 common shares and 8,333,333 preferred shares.  All share and related per share amounts in these financial statements are stated on an after reverse stock split basis.

As consideration for the acquisition of ITP, the Company issued 34,000,000 common shares of the Company and cancelled 3,166,667 common shares that were held by the President of the Company.

In connection with the ITP Agreement, the Company also issued unregistered common share purchase warrants (the “Warrants”) to a company as compensation for indemnifying ITP as to certain representations made relating to the Company.  The Warrants expire on April 29, 2015.  The number of common shares issuable under the Warrants is:

a)  541,613 common shares at an exercise price of $2.08; and

b) 541,613 common shares at an exercise price of $2.77.

On March 21, 2011, the Company changed its name to ITP Energy Corporation.

The ITP Agreement will be accounted for as a reverse acquisition and, as a result, the Company’s (the publicly listed legal acquirer) consolidated financial statements will, in substance, be those of ITP (the accounting acquirer), with the assets and liabilities, and revenues and expenses, being included effective from the date of the closing of the share exchange transaction.  The number of shares outstanding will be those of the Company.  Financial information pertaining to ITP is included in an 8-K filed with the SEC on May 5, 2011.Accordingly pro forma information has not been included in these financial statements.