Form 10-Q
period 2011-06-30
ITP Energy Corp
filed 2011-08-19
CIK 1307345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 27, 2011, there were 36,107,500 shares of common stock outstanding.

Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as well as in this Report generally. In particular, these include statements relating to future actions, prospective product approvals, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

These forward-looking statements include, among other things, statements relating to:

•	our business being exposed to risks associated with the weakened global economy and political conditions;

•
the illegal behavior by any of our employees or agents could have a material adverse impact on our consolidated operating results, cash flows, and financial position as well as on our reputation and our ability to do business;

•	operations in emerging markets expose us to risks associated with conditions in those markets;

•	our undertaking long-term, fixed price or turnkey projects exposes our businesses to risk of loss should our actual costs exceed our estimated or budgeted costs;

•	our international operations expose us to the risk of fluctuations in currency exchange rates;

•	our discussions of accounting policies and estimates;

•	increases in costs or limitation of supplies of raw materials may adversely affect our financial performance;

•	indicated trends in the level of oil and gas exploration and production and the effect of such conditions on our results of operations;

•	future uses of and requirements for financial resources (see “—Liquidity and Working Capital”);

•	impact of bookings on future revenues and anticipated backlog levels;

•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

•	our ability to maintain or increase our market share in the competitive markets in which we do business;

•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

•	our ability to diversify our services and product offerings and capture new market opportunities;

•	our ability to source our needs for skilled labor, machinery and raw materials economically;

•	the loss of key members of our senior management; and

•	uncertainties with respect to legal and regulatory environment.

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

PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Condensed Balance Sheets

	Periods Ended
ASSETS	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
	(in USD thousand)

Cash and cash equivalents	$5,425	$11,934
Marketable securities	3,674	3,425
Accounts receivable, net of allowance for doubtful accounts	26,098	19,918
Inventory	15,374	14,788
Prepaid expenses and other current assets	5,389	4,707
Deferred income taxes	1,211	392
Total Current Assets	57,172	55,165

Property, plant and equipment, net	17,079	15,952
Intangible assets
Goodwill	7,041	6,509
Other intangible assets	86	104
Other assets	761	773
Total Assets	$82,139	$78,503

	Periods Ended
LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current Liabilities	(in USD thousand)
Accounts payable and accrued expenses	$23,684	$26,911
Taxes payable	3,877	3,195
Current portion of:
Unearned revenue	108	-
Advances received from customers	3,812	2,535
Long-term debt	17,074	13,105
Other liabilities	3,404	2,784
Total Current Liabilities	51,959	48,531

Long-term debt, net of current portion	19,317	20,395
Other liabilities	134	682
Post-employment benefits obligation	1,501	1,418
Total Liabilities	72,912	71,026

Equity
Capital stock	36	34
Additional paid-in capital	7,229	7,292

Accumulated other comprehensive income	457	(119)
Retained earnings	1,504	271
Total Equity	9,226	7,477

Total Liabilities and Stockholders' Equity	$82,139	$78,503

See Notes to Consolidated Condensed Financial Statements

Consolidated Condensed Statements of Income and Comprehensive Income
Three-months period ended June 30, 2011 and 2010

	Three months periods ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
	(in USD thousand)

Total Sales	$17,939	$10,781

Costs of Sales	13,511	7,059

Gross Profit	4,428	3,722

Selling, general and administrative expenses	2,815	2,014
Provision for doubtful accounts	0	356
Other operating costs	209	402
Total Operating Expenses	3,024	2,772

Operating Income	1,404	949

Interest expense	(1,068)	(111)
Income before Income Taxes	336	838

Income tax	373	(305)

Net Income	709	532

Currency translation adjustment (Net of tax of $(34), 74, thousand for three months ended June 30, 2011, 2010)	105	(228)

Comprehensive income	$813	$305

Basic earnings per share	$0.00002	$0.00001
Weighted average number of shares outstanding	35,079,876	27,200,000

See Notes to Consolidated Condensed Financial Statements

Consolidated Condensed Statements of Income and Comprehensive Income
Six-months period ended June 30, 2011 and 2010

	Six-months period ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
	(in USD thousand)

Total Sales	$30,860	$26,181

Costs of Sales	22,290	19,914

Gross Profit	8,570	6,266

Selling, general and administrative expenses	5,431	4,064
Provision for doubtful accounts	0	661
Other operating costs	299	567
Total Operating Expenses	5,729	5,292

Operating Income	2,840	974

Interest expense	(1,501)	(376)
Income before Income Taxes	1,340	598

Income tax expense	(106)	(218)

Net Income of the period	1,233	380

Currency translation adjustment (Net of tax of $(175), 123, thousand as of June 30, 2011, 2010)	541	(379)
Unrealized gain (AFS Securities) (Net of tax of $(9), (3), thousand as of June 30, 2011, 2010)	35	8

Comprehensive income	$1,809	$9

Basic earnings per share	$0.0001	$0.0000003
Weighted average number of shares outstanding	34,725,917	27,200,000

See Notes to Consolidated Condensed Financial Statements

Consolidated Condensed Statements of Cash Flows
Six-months period ended June 30, 2011 and 2010

		Six months period ended
		June 30, 2011	June 30, 2010
		(Unaudited)	(Unaudited)
		(in USD thousand)

Net income of the period		$1,233	$380

Adjustments to reconcile net income to net cash provided by Operating Activities
-	Depreciation and amortization	776	438
-	Provision for doubtful accounts	-	661

Change in assets and liabilities:
-	Decrease (Increase) in inventory	603	(3,296)
-	(Increase) in accounts receivables	(4,420)	(1,175)
-	Drecrease (Increase) decrease in other assets	(784)	247
-	Increase (decrease) in accounts payable and accrued expenses	(5,266)	2,352
-	Increase (decrease) in other liabilities	938	(151)
-	(Decrease) in deferred tax liability	(197)	(598)
-	Increase (decrease) in post-employment benefit obligations	(31)	501
-	Increase in income tax payable	409	975
-	(Decrease) in other non current liabilities	-	(111)

Net Cash (used in) provided by Operating Activities (A)		$(6,739)	$223

Investing Activities

-	Capital expenditures	(581)	(12,672)
-	Investment in markatable securities	-	(334)

Net Cash used in Investing Activities (B)		$(581)	$(13,006)

Financing Activities

-	Principal payment of long-term debt	(1,574)	(975)
-	Proceeds from issuance of long-term debt	1,887	22,508
-	Cash absorbed by noncontrolling interests	-	(1,571)

Net Cash provided by Financing Activities (C)		$313	$19,962

Effect of change in foreign currency on cash and cash equivalents (D)		$498	$(360)

Net increase (decrease) in cash and cash equivalents (A+B+C+D)		(6,509)	6,819

Cash and cash equivalents at the beginning of the period (E)		11,934	2,893

Cash and cash equivalents at the end of the period (A+B+C+D+E)		$5,425	$9,712

Supplemental disclosures of cash flow information

Cash paid during the period
Interest		807	221
Income taxes		171	159

See Notes to Consolidated Condensed Financial Statements

ITP ENERGY CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

Description of Business

ITP Energy Corporation and its subsidiaries (collectively the “Company” or “Group”), is a manufacturer and supplier of equipment to the Oil & Gas Industry.

The Group is involved in the production of items (i.e. mainly ball valves) and equipment (i.e. mainly pressure vessels), in the engineering and construction of skid packages and in the construction of small plants for the separation and treatment of Oil & Gas.

The Group has three production plants in Italy (Moscazzano, Ravenna and Cassina De’ Pecchi), one in the U.S. (Kilgore – Texas) and one in Brno (Czech Republic).

2. Summary of Significant Accounting Policies

General

The Company’s Consolidated Financial Statements are prepared in U.S. Dollars and in accordance with generally accepted accounting principles in the United States of America (“GAAP or US GAAP”) issued by the Financial Accounting Standards Board (FASB).

The interim operating results are not necessarily indicative of results to be expected for the entire year. For the period ended June 30, 2011, the Company has used the same significant accounting policies and estimates for the year ended December 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Due to the very nature of the Company’s operations and the many countries it operates in, the Company is undeniably subject to changing economic, regulatory and political conditions. Actual results may ultimately differ from the estimates.

The significant estimates made by management relate to the useful lives of assets, realization of deferred tax assets, valuation of goodwill, assumptions related to asset retirement obligations. Changes in estimates are reported in earnings in the period in which they become known.

Unless otherwise indicated, any reference herein to “Consolidated Condensed Financial Statements” is to the Consolidated Condensed Financial Statements of the Group (including the Notes thereto).

Basis of Consolidation

The Consolidated Financial Statements include the accounts of subsidiaries more than 50% owned and variable-interest entities in which the Company is the primary beneficiary.
The principles of Accounting Standards Codification (“ASC”) No. 810, Consolidation are considered when determining whether an entity is subject to consolidation.
Intercompany balances and transactions are eliminated in consolidation.

The following table contains the list of the Company’s subsidiaries, consolidated in 2011 and 2010:

Subsidiary	Country of Incorporation	Company’s controlling interests (%)	Functional Currency

ITP Benelli S.p.A.	Italy	100%	Euro
ITP Chartering S.r.l.	Italy	99%	Euro
ITP Group Brno s.r.o.	Czech Republic	100%	CZK
ITP Real Estate LLC	USA	100%	USD
ITP Surface Equipment PTE Ltd	Singapore	100%	USD
Vignati Fitting S.r.l.	Italy	100%	Euro
Surface Equipment Corporation (“SEC”)	USA	100%	USD

Notes to the table above:

•	ITP Benelli S.p.A.

On April 29, 2011 ITP Energy Corporation, formerly Netfone Inc., completed a share exchange transaction whereby it acquired 100% of ITP Benelli S.p.A., together with its subsidiaries in exchange for 94% of its stock issued to ITP Oil & Gas International S.A. (“ITP Lux”), a corporation existing under the laws of Luxembourg. The share exchange transaction was accounted for as a reverse acquisition and, as a result, ITP Energy Corporation’s (the legal acquirer) consolidated financial statements are those of ITP Benelli S.p.A. (the accounting acquirer), with the assets and liabilities, and revenues and expenses of ITP Energy Corporation being included from the date of the closing of the share exchange transaction.

•	ITP Group Brno S.r.o.

ITP Group Brno S.r.o. was acquired on January 20, 2010 and consolidated starting from this date.

•	ITP Surface Equipment PTE Ltd.

The subsidiary ITP Surface Equipment PTE Ltd., is a dormant company which is held in order to undertake future strategic commercial plans in Asia.

The following table sets forth, for the periods indicated, the information regarding the U.S. $/EUR exchange rate, rounded to the second decimal:

Period ended,	Average	At period end

December 31, 2009	1.38	1.44
March 31, 2010	1.38	1.35
June 30, 2010	1.23	1.33
December 31, 2010	1.34	1.33
March 31, 2011	1.37	1.42
June 30, 2011	1.40	1.45

Fair Value of Financial Instruments

Due to the short-term nature of cash and equivalents, accounts receivable and accounts payable, the carrying value of these instruments approximates their fair value.

Short-Term Investments

All short-term investments are classified as available for sale and are in highly liquid debt securities. The balance of the short-term investments is reported as “Marketable securities” and is marked-to-market, with any unrealized gains or losses included in “Other comprehensive income.”

Inventories

Inventories are valued at the lower of cost or market, with cost being determined using the weighted average cost method. Production inventory costs include material, labor and factory overhead. The Company records inventory allowances based on excess and obsolete inventories.

With regards to work in progress, earnings are recorded on a percentage-of-completion basis, except for the subsidiary SEC, which accounts for the long term agreements using the completed contract method.

Work in progress recognized includes direct and indirect costs associated to the construction contracts.

Under the percentage-of-completion method, contract revenues and total cost estimates are reviewed and revised periodically as work progresses. Revenues are computed by multiplying total estimated contract revenue by the percentage of completion (as determined by the cost-to-cost method). The excess of the amount over the earned revenue reported in prior periods is the earned revenue that is recognized in the income statement for the current period.
The subsidiary SEC uses the completed contract method because SEC has primarily short-term contracts for which reasonable dependable estimates cannot be made. Moreover, since SEC has primarily short-term contracts, the financial position and results of operations would not vary materially from those resulting from use of the percentage-of-completion method.

Provisions for losses are recognized when the estimated cost for the contract exceeds estimated revenue and are recognized in the period in which they become evident. The provisions for losses are recognized in the income statement as additional contract costs rather than as a reduction of contract revenue.

Property, plant and equipment

Property, plant and equipment are carried at cost and are depreciated using the straight-line method over estimated lives which range from 2 to 30 years. Expenditures for maintenance (including those for planned major maintenance projects), repairs and minor renewals to maintain facilities in operating condition are generally expensed as incurred. Major replacements and renewals are capitalized.

Upon sale or disposal, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported as income or expense, respectively.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and their estimated undiscounted cash flows are less than their carrying amount. In this case, the Company records an impairment loss equal to the difference between the fair value of the long-lived assets and their carrying amount. No impairment was recorded in the first two quarters of 2011 and during 2010.

Goodwill and Intangible Assets

Goodwill is not depreciated, but is instead reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill is more than its fair value. The Company records impairment losses on goodwill and other intangible assets based on an annual review of the value of the assets, or when events and circumstances indicate that the asset might be impaired and when the recorded value of the asset is more than its fair value. The Company’s estimates of fair value are based on its current operating forecast, which the Company believes to be reasonable. Significant assumptions that underline the fair value estimates include future growth rates and weighted average cost of capital rates. However, different assumptions regarding the current operating forecast could materially affect results.

Intangible assets include long-term patents, brands and software and are amortized on a straight-line basis over the estimated economic useful lives of the assets.

Foreign Currency Translation

The U.S. dollar is the reporting currency of the consolidated financial statements.

The Euro is the group functional currency. The consolidated financial statements have been prepared and translated according to ASC 830-30. Financial statements of companies having a functional currency other than the Euro are translated into the group functional currency, subsequently the consolidated financial statement have been translated into the reporting currency. Assets and liabilities have been translated at the currency exchange rates as of the related year and, the equity at the historical exchange rates the profit and loss account at the average rates for the period.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Revenues are recognized from product sales when title and risk of loss has passed to the customer consistent with the related shipping terms, generally at the time products are shipped. Shipping costs and handling fees are included in net revenues and cost of sales.

Refer to the description in the “Inventories” for the accounting of long-term contracts.

Warranty Expenses

The Company currently provides for the estimated costs that may be incurred under product warranties. Warranty provisions are recorded at the time of sale based upon the Company’s historical experience and anticipated future claims. The Company assesses the adequacy of its pre-existing warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. At each period-end, the Company assesses the recoverability of its deferred tax assets by reviewing a number of factors including operating trends, future projections, and taxable income to determine whether a valuation allowance is required to reduce such deferred tax assets to an amount that is more likely than not to be realized.

Employee Benefit Plan

Employee Benefit Plans are accrued in accordance with Accounting Standard Codification (“ASC”) No. 715, Retirement Benefits.

The employee leaving indemnity in Italy is called “Trattamento di Fine Rapporto” (“TFR”) and represents deferred compensation for employees. Under Italian law, an entity is required to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The annual accrual is 7.41% of total pay, with no cap, it is revalued each year by applying a pre-established rate of return of 1.50%, plus 75% of the Consumer Price Index, and it is recorded into a reserve account.
The subsidiaries’ employees in the U.S., Singapore and Czech Republic do not have any benefit or retirement plans.

Cash and Cash Equivalents

All highly liquid instruments purchased with maturities of three months or less are considered to be cash equivalents.

Derivative Instruments and Hedging Activities

The Company accounts for derivative financial instruments in accordance with ASC 815 Derivatives and Hedging. ASC 815 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging contracts. All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the consolidated statement of income when the hedged item affects earnings. Changes in the fair value of derivatives that qualify as fair value hedges, along with the change in the fair value of the hedged risk, are recognized in other expense — net, as they occur. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of qualifying hedges, are recognized in income as they occur. The Company has only one derivative instrument consisting of a swap on interest rates.

Comprehensive (Loss) Income

The Company’s comprehensive (loss) income is comprised of net income, foreign currency translation gains and losses, and changes in unrealized gains and losses on investments. The Company does not accrue tax on its foreign currency translation gains and losses, as any undistributed earnings of foreign subsidiaries are deemed to be permanently reinvested in the applicable foreign subsidiary. Comprehensive (loss) income is reflected in the consolidated statement of stockholders’ equity.

Research and Development

The Group has not incurred any research and development expenses during the six-month period ended June 30, 2011 and in the year ended December 31, 2010.

3. Significant subsequent events

After June 30, 2011, the Company has subscribed two significant agreements related to the construction of oil & gas plants in Iraq and in Turkmenistan. These contracts will assure a significant growth in the Company’s operating business.

Furthermore, the Company hired a new Group CFO, that will start his services on September 2011.

The subsequent events have been evaluated up to the date these condensed financial statements were issued (August 8th, 2011).

4. Segment information

The Company has only one operating segment as none of the conditions listed in ASC 280-10 are met to identify more than one operating segment.
The chief operating decision maker (“CODM”) views, treats and take decisions considering the Company as a single operating entity as its activities have common target clients, plants, basic characteristics, engaged employees. As a result no disaggregated or discrete financial information and operating results are available. Furthermore there is no concentration of customers.

Below is an analysis of revenue for the periods ended as of June 30, 2011 and June 30, 2010 by product and by geographic area.

Revenues (USD Thousand)	Three-months period ended June 30,		Six-months period ended June 30,
Operating segment	2011	2010	2011	2010

Equipments	$419	$3,416	$1,884	$9,168
Skid & Packages	9,615	7,365	18,823	17,013
Small O&G plants	7,905	-	10,153	-
Total	$17,939	$10,781	$30,860	$26,181

Revenues (USD Thousand)	Three-months period ended June 30,		Six-months period ended June 30,
Country	2011	2010	2011	2010

Italy	$897	$5,338	$3,281	$6,961
Belarus	7,125	-	10,153	-
Rest of Europe	-	374	3,663	2,625
Egypt & Middle East	373	1,573	2,412	2,620
USA	7,846	3,401	8,950	9,061
Far east	1,446	-	1,946	4,730
Other	251	95	454	184
Total	$17,939	$10,781	$30,860	$26,181

As of June 30, 2011 the only major customer that accounted for 10% or more of consolidated revenues, was JSC Grodno Azot (Belarus) that accounted for 29% of consolidate revenues. As of June 30, 2010 there were no customers that accounted more than 10% of consolidated revenues.

In relation to property, plants and equipment, the only significant change compared to December 31, 2010 is related to the purchase of a property in Rome, Italy for an amount of $ 827 thousand.

5. Recent Accounting Pronouncements

Comprehensive Income (Topic 220), Presentation of Comprehensive Income (ASU 2011-05): The FASB issued ASU 2011-05 in June 2011. The ASU affects all entities that report items or other comprehensive income in any period presented. The amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and no transition disclosure is required. The Company is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

• Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure in U.S.GAAP and IFRSs (ASU 2011-04): The FASB issued ASU 2011-04 in May 2011. The ASU affects reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The ASU is effective prospectively during interim and annual periods beginning after December 15, 2011 for public entities. Early application is not permitted. The Company is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

• Business Combinations (ASC 810), Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29): The FASB issued ASU 2010-29 in December 2010. The ASU affects public entities, as that term is defined in ASC 805, that enter into business combinations that are material individually or in the aggregate. The ASU is effective prospectively for business combinations whose acquisition date is at or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Adoption of the standard did not have an impact on the Company’s consolidated financial statements.

• Goodwill impairment (ASC 350-20) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts (ASU 2010-28): The FASB issued ASU 2010-28 in December 2010. The ASU affects Entities that evaluate goodwill for impairment under ASC 350-20. For public entities, the ASU is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application will not be permitted. Adoption of the standard did not have an impact on the Company’s consolidated financial statements.

6. Statement of Cash Flows

The Consolidated Condensed Statement of Cash Flows is prepared according to the indirect method and considers only bank deposits as cash and cash equivalents. It excludes changes to the Consolidated Balance Sheets that did not affect cash.

7. Goodwill

As of June 30, 2011 Goodwill shows a balance of $ 7,041 thousand. The variation comparing June 30, 2011 and December 31, 2010 is only due to the currency translation effect, for an amount of $ 532 thousand.

The Company evaluates all goodwill for impairment on an annual basis, or more often if impairment indicators are present. As of June 30, 2011 and December 31, 2010, the Company has not recognized any goodwill impairment charges.

8. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2011 and December 31, 2010 amounts to $ 17,079 thousand and $ 15,952 thousand respectively.

The increase comparing June 30, 2011 to December 31, 2010 is mainly related to the purchase of the headquarter office, located in Rome (Italy), Via Federico Zuccari, for an amount of $ 827 thousand.
The headquarter, previously owned by the President, CEO, CFO and ITP founder of ITP Benelli, Mr. Mazziotti di Celso, has been purchased for an amount determined using the fair value of comparable properties in Rome.

In the three-months period ended June 30, 2011 the Group has recognized a total depreciation of $ 425 thousand, while the depreciation recognized in the six-months period ended June 30, 2011, was $ 776 thousand.

In accordance with US GAAP, the Group separated the land included in the value of properties from the related asset. Land, considered to have an indefinite useful life, is not subject to depreciation.

The plant located in Moscazzano (Cremona – Italy) is subject to a mortgage and the plant located in Milano, “Via Stefini”, is subject to a pledge. They both guarantee the bank loans received.

9. Inventories

Inventories as of June 30, 2011 and December 31, 2010 are the following:

Inventory	Periods ended
USD thousand	June, 30 2011	December 31, 2010

Finished goods	$212	$-
Work in progress	13,328	12,768
Raw materials	1,834	2,020
Total inventory	$15,374	$14,788

Work in progress duration is not standard, but generally is from 6 months to 2 years. Construction contracts included in work in progress as of June 30, 2011 and December 31, 2010 have starting dates after 2009 and ending dates no later than 2012.

The work in progress balance presentation is net of prepayments received.

Prepayments are cash payments made by the customers as indicated in our contracts upon achievement of specific contract milestones. Contracts specify the right to offset such prepayments with work in progress after approval by our clients.

The amount of prepayments as of June 30, 2011 and December 31, 2010 is not material.

Raw materials include the minimum equipment stock to ensure an efficient execution of construction contract operations without delays.

10. Accounts receivable

Accounts receivable as of June 30, 2011 and December 31, 2010 amount respectively to $ 26,098 thousand and $ 19,918 thousand.

A provision is applied against the full (or partial) amount of the foregoing receivables deemed uncollectable. The Group has not recognized any provision during the six-months period ended June 30, 2011, while the provision for doubtful accounts recognized during the six-months period ended June 30, 2010 was $ 661 thousand. The provision recognized during the three-months ended June 30, 2010 was $ 356 thousand.

The variation of the allowance for doubtful accounts is the following:

Allowance for doubtful accounts
USD thousand

Balance as of December 31, 2009	1,664
Charged to costs and expenses	876
Deductions
Currency traslation effect	9
Balance as of December 31, 2010	$2,549
Charged to costs and expenses	-
Deductions
Currency traslation effect	256
Balance as of June 30, 2011	$2,805

11. Marketable Securities

The Group calculates fair value for its marketable securities based on quoted market prices for assets and liabilities. As of June 30, 2011 and December 31, 2010 the fair value was respectively, $ 3,674 thousand and $ 3,425 thousand.

12. Derivatives

The Company has entered into an agreement referred to as an interest rate swap, in order to reduce the impact of changes in interest on variable rates debt. The interest rate swap agreement outstanding as of June 30, 2011, which was for an aggregate notional amount of $ 1,465 thousand, has expiration date on April, 2013.

At June 30, 2011, the fair value of the interest rate swap was an asset for the Company of approximately $ 5 thousand.

The swap has been designated as hedging instrument and, accordingly, the changes in fair value have been recorded in Other Comprehensive Income.

13. Cash and cash equivalents

Cash and cash equivalents as of June 30, 2011 and December 31, 2010, are summarized below:

Cash and cash equivalents	Periods ended
USD thousand	June, 30 2011	December 31, 2010

Cash	$117	$117
Banks deposits	5,308	11,817
Total cash and cash equivalents	$5,425	$11,934

In relation to the successful execution clause (called “performance bond”) included in most of project contract engagements, the Company has issued warranty letters to the customers concerned. The total amount of guarantees as of June 30, 2011 and December 31, 2010, amounts to $ 8,604 thousand and $ 7,917 thousand respectively. The Company does not expect to incur any losses in relation to these guarantees.

There are no cash or deposits subject to restrictions.

14. Prepaid expenses and deferred taxes

The balances of prepaid expenses and deferred taxes as of June 30, 2011 and December 31, 2010, are the following:

Prepaid expenses and other current assets	Periods ended
USD thousand	June, 30 2011	December 31, 2010

Deferred income taxes	$1,211	$392
Prepaid expenses	5,389	4,707
Total prepaid expenses and other current assets	$6,601	$5,099

Tax credits are mainly related to deferred taxes and account receivables for VAT.

Prepaid expenses include mainly deferred charges which are expenses or revenues which are accounted for in a later accounting period than the payment for an anticipated future benefit, or to comply with the requirement of matching costs with revenues. As of June 30, 2011 and December 31, 2010, there are no prepaid expenses with a life in excess of one year.
Prepaid expenses primarily includes cash advances to contractors paid up-front, as part of the contracted price, in order to quickly start the projects, to employees to advance business travel expenses and to payments for insurance with a cost of competence of the subsequent fiscal year. The prepaid expenses above are not included in work in progress as they are not specifically related to the projects in progress.

15. Long-term debt

Long-term debt amounts to $ 36,391 thousand as of June 30, 2011 and $ 33,500 thousand as of December 31, 2010.

The Group’s debt obligation due within one year as of June 30, 2011 consists primarily of the current portion of long-term debt, which is equal to $ 17,074 thousand. Such amount as of December 31, 2010 was $ 13,105 thousand.

Principal payments of long term debt, for the next 5 years are as follows:

Period ended,	Amount
USD thousand

June 30, 2012 (Current)	$17,074
June 30, 2013	4,074
June 30, 2014	3,896
June 30, 2015	3,363
June 30, 2016	4,001
Thereafter	3,983
Total Long-Term debts	$36,391

16. Current liabilities

Current liabilities as of June 30, 2011 and December 31, 2010 include the following:

Current Liabilities	Periods ended
USD thousand	June, 30 2011	December 31, 2010

Accounts payable and accrued expenses	$23,684	$26,911
Taxes payable	3,877	3,195
Current portion of:
Unearned revenues	108	-
Advances received from customers	3,812	2,535
Long-term debt	17,074	13,105
Other liabilities	3,404	2,784
Total Current Liabilities	$51,959	$48,531

Accounts payable are accounted for net of commercial discounts. Cash discounts are recognized when the payment is made.

Tax payable is related to liabilities calculated on income before tax using the effective tax rate estimated for year end, after the offset of prepayments made during the period.

Advances received from customers are amounts received in advance from project contracts’ customers.

The current portion of long term debt is included above.

Other liabilities are mainly accruals for employee compensation (vacation accruals, salaries for the six-months period ended June 30, 2011, social security liabilities and other minor payables).

17. Long-term liabilities

The non-current portion of long-term debt due to banks amounts to $ 19,317 thousand at June 30, 2011, as disclosed above in note 15.

Post-employment benefits, which liability amounts to $ 1,501 thousand as of June 30, 2011, relates to amounts due to employees (“TFR”), as of the period end, after the offset of any advance payments made.

18. Shareholders’ Equity

Shareholders’ Equity as of June 30, 2011 and December 31, 2010, consists of the following:

Equity	Periods ended
USD thousand	June, 30 2011	December 31, 2010

Capital stock	$36	$34
Additional paid in capital	7,229	7,292
Accumulated other comprehensive income	457	(119)
Retained earnings	1,504	271
Total Equity	$9,226	$7,477

As discussed in paragraph 2 of note 2, “Basis of consolidation”, on April 29, 2011 ITP Energy Corporation, completed a share exchange transaction (the “Agreement”) whereby it acquired 100% of ITP Benelli S.p.A. together with its subsidiaries in exchange for 94% of its stock issued  to ITP Lux.

The transaction was accounted for as a reverse acquisition. As stated in ASC 805 “Business Combination”, in a reverse acquisition the legal acquirer is treated as the accounting acquiree and the legal acquiree is treated as the accounting acquirer. For this reason, the consolidated condensed financial statements presented herein is the continuation of the accounting acquirer (ITP Benelli S.p.A.), adjusted to reflect the legal capital of the accounting acquiree.

The legal capital of ITP Energy Corporation at the date of the consummation of the agreement was constituted of 36.107.500 common shares of a par value of $ 0.001 each, for a value of capital stock of $ 36 thousand. The item “additional paid in capital”, in equity, reflects the difference between the capital stock of the accounting acquirer and that of the accounting acquiree, plus the fair value of the consideration transferred by the accounting acquiree.

The pre-combination comparative period presented, December 31, 2010, is also adjusted, for comparison purposes, to reflect number and value of the issued shares attributed to ITP Lux, equal to 34.000.000 of common stock for a total value of $ 34 thousand. As of December 31, 2010, the item “additional paid in capital” reflects the difference between the capital stock of the ITP Benelli S.p.A. and the value of the issued shares attributed to ITP Lux.

In May 2011, the Company issued unregistered common share purchase warrants (the “Warrants”) that assigns to the holders the right to purchase from ITP Energy Corporation a number of common shares of the Company at a fixed price. The Warrants will be exercisable starting May 20th, 2012 and will expire on April 29th, 2015. There are 1.083.226 common shares issuable under these Warrants.

19. Total sales

The majority of sales are generated by construction contracts engagements. Total revenues for the quarter ended June 30, 2011, compared to the same quarter of the preceding year, show an increase of $ 7,159 thousand, or 66%, ($ 17,939 thousand as of June 30, 2011 and $ 10,781 thousand as of June 30, 2010), while total revenues for the six-months period ended June 30, 2011 and 2010 are $ 30,860 thousand and $ 26,181 thousand respectively, with an increase of 18%.

20. Cost of sales

Costs of sales (“COS”) for the three months period ended June 30, 2011 are equal to $ 13,511 thousand. Compared to the same quarter of the preceding year, cost of sales increased by $ 6,452 thousand. For the six-months period ended June 30, 2011 and 2010 COS are equal to $ 22,290 thousand and $ 19,914 thousand respectively, with an increase of 12%.

COS includes the depreciation and amortization that for the three-months period ended June 30, 2011 and 2010 were for an amount of $ 425 thousand and $ 133 thousand respectively and for the six-months periods ended June 30, 2011 and 2010 were for an amount of $ 776 thousand and $ 438 thousand, respectively.

21. Operating expenses

Operating expenses for the three-months period ended June 30, 2011 and 2010 amount to $ 3,024 thousand and $ 2,772 thousand respectively, and include the following:

Operating Expenses	Three-months periods ended
USD thousand	June, 30 2011	June, 30 2010

Selling, general and administrative expenses	$2,815	$2,014
Provision for doubtful accounts	0	356
Other operating costs	209	402
Total Operating Expenses	$3,024	$2,772

For the six-months period ended June 30, 2011 and 2010 operating expenses are equal to $ 5,729 thousand and 5,292 thousand respectively:

Operating Expenses	Six-months periods ended
USD thousand	June, 30 2011	June, 30 2010

Selling, general and administrative expenses	$5,431	$4,064
Provision for doubtful accounts	0	661
Other operating costs	299	567
Total Operating Expenses	$5,729	$5,292

Selling, general and administrative expenses are mainly administrative personnel salaries including bonuses, promotions and the value of unclaimed holidays and other deferred benefits.

The provision for doubtful accounts has been determined as a result of an analysis of the collectability of accounts receivable and in accordance with the Group accounting policy. For the six-months period ended June 30, 2011 the Group has not recognized any provision for doubtful accounts, while in the same period of the preceding year, the Company recognized a provision of $ 661 thousand. The provision recognized for the three-months period ended June 30, 2010 was $ 356 thousand.

Other operating costs are expenses related to business development, commercial activities, travel, and other nonrecurring general expenses.

22. Income taxes

The Company and its subsidiaries are subject to income taxes on an entity basis, on income arising in, or derived from, the tax jurisdiction in which they operate. Taxes on income for the six-months period ended June 30, 2011 amount to $ 106 thousand and registered a decrease compared to the preceding year of $ 112 thousand.

During the three months period ended June 30, 2011 the Company has revised some accounting estimates related to the year 2010. The change in accounting estimates has determined an higher level of costs in 2011 and a corresponding lower level of income taxes. This change has also determined the reduction of the estimated effective tax rate for 2011 year-end from 48% to 8%.

Income before provision for income taxes	Six-months periods ended
USD thousand	June, 30 2011	June, 30 2010

Italian companies	$1,480	$1,852
US companies	(384)	(1,174)
Other foreign companies	244	(80)
Total income before provision for income taxes	$1,340	$598

	Six-months periods ended
USD thousand	June, 30 2011	June, 30 2010

Current
Italian companies	$106	$1,006
US companies	-
Other foreign companies	-	-
Total provision for current income taxes	$106	$1,006
Deferred	-
Italian companies	-	(525)
US companies	-	(263)
Other foreign companies	-	-
Total receivables for deferred income taxes	$-	$(788)
Total provision for income taxes	$106	$218

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax bases of assets and liabilities. This is done by using enacted tax rates which are expected to be applicable to the taxable income in the periods in which the differences are expected to arise. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some or all of tax assets may not be realized. In performing this evaluation, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Italian statutory tax rate is comprehensive of two components: national (“IRES”) and regional (“IRAP”). IRES tax rate amounts to 27.5%. IRAP amounts to 4.97%. The taxes are computed on different bases and by the application of different adjustments that may also vary from one year to another.

Furthermore the basis of application of income taxes is the Italian statutory net income adjusted accordingly to national and regional taxes requirements; as a consequence the translation under US GAAP may have effects on the effective tax rate determined on the consolidated financial statements prepared accordingly to US GAAP.

For the periods ended as of June 30, 2011 and 2010 the non-Italian subsidiaries income taxes did not have any impact since they were not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations for the periods indicated below. This discussion and analysis, as well as other sections in this Report, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.

As used in this Report, unless otherwise stated, all references to the “Company”, “we,” “our”, “us” and words of similar import, refer to ITP Energy Corporation.

Background

On December 22, 2010, we entered into the Share Exchange Agreement (the “Share Exchange Agreement”), with ITP Lux and Orange Capital Corp. (or “Orange”), pursuant to which on the closing of such transaction, we agreed to acquire 100% of the issued and outstanding capital stock of ITP  Benelli S.p.A., formerly known as ITP Impianti e Tecnologie di Processo S.p.A., an Italian corporation (or “ITP”), together with its subsidiaries, operating companies and commercial offices based in Italy, the United States, the Czech Republic, Azerbaijan and Singapore (or the “ITP Group”), in exchange for our issuance and delivery of 34,000,000 shares of our Common Stock to ITP Lux, such Common Stock to represent 94% of our issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement (the “Share Exchange”). In addition, pursuant to the Share Exchange Agreement, we agreed to issue to Orange an aggregate of 1,083,226 warrants to purchase an equal number of shares of our Common Stock, expiring on April 29, 2015, at an average exercise price of $2.43 per share of Common Stock.

In addition, the terms of the Share Exchange Agreement, as amended, among other matters, also required us to:

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

During the three-month period which is the subject of this Report, on April 29, 2011, we consummated the Share Exchange, resulting in our acquisition of 100% of the issued and outstanding capital stock of ITP. In accordance with ASC 805-40 and Topic 12 of the Financial Reporting Manual of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”), in the case of this Share Exchange, our acquisition of the business of ITP has resulted in ITP Lux and its management acquiring actual voting and operating control of the combined company.  The SEC’s staff considers a public shell reverse acquisition to be a capital transaction in substance, rather than a business combination.  That is, the transaction has been considered a reverse recapitalization, equivalent to the issuance of stock by ITP for our net monetary assets, accompanied by a recapitalization.

On May 5, 2011 we filed with the SEC a current report on Form 8-K reporting the consummation of the Share Exchange, as such report was later amended by amendments number 1 and 2 also filed with the SEC on June 24, 2011 and July 8, 2011, respectively. As a result of the Share Exchange, we are no longer a shell company and we are currently engaged in active business operations. You are advised, to consult any additional disclosures we make in reports we file with the SEC on Form 10-K, Form 10-Q and Form 8-K, including the reports on Form 10-K and on Form 10-Q we filed on May 20, 2011 and the report on Form 10-KT we filed on July 28, 2011.

Overview

All of our business is carried out by our wholly-owned subsidiary ITP directly and through its subsidiaries forming part of the ITP Group.  Through the ITP Group, we are an engineering, procurement and construction contractor that provides design, fabrication and installation of specialized equipment, sets of specialized equipment known as “packages” or “skids” and production plants, for the oil and gas industry and top engineering companies.  We design, manufacture and market oil and gas production equipment and systems, mainly for the oil and gas production separation process. Our products and services are used for the separation of unprocessed hydrocarbon fluids into sellable oil and gas.

Separation and decontamination of a production stream is needed at almost every producing well in order to meet the specifications and environmental requirements of transporters and end users. We provide equipment, systems and services used in the production of crude oil and natural gas to separate oil, gas and water within a production stream and to remove contaminants.  ITP products are installed both on onshore facilities and in offshore floating production, storage and offloading vessels.  ITP products and services are also deployed in downstream operations, mainly refineries.  In the upstream phase (as it is generally referred to production activities more closely associated with the reservoir and the wellhead), our products and services have been deployed in wellhead completion, collection center, the first treatment unit and the process treatment unit.  In the downstream phase (as it is generally referred to production activities more closely associated with oil and gas after they have left the wellhead), our product and services have been deployed in refining units, pipeline, LNG liquefaction and electric generation.

Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industries, particularly our customers’ willingness to spend capital on the exploration for and development of oil and natural gas. Our customers’ spending plans are generally based on their outlook for near-term and long-term commodity prices. As a result, demand for our products and services is highly sensitive to current and expected commodity prices. The activity of our production facilities and product offering is primarily tied to the long-term outlook for crude oil and natural gas. In contrast, activity for our services responds more rapidly to shorter-term movements in oil and natural gas. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the several jurisdictions in which we operate.

Demand for oil and gas production equipment and services is driven primarily by:

•	levels of production of oil and gas in response to worldwide demand;

•	the discovery of new oil and gas fields;

•	the changing production profiles of existing fields (meaning the mix of oil, gas and water in the hydrocarbon stream and the level of contaminants); and

•	the quality of new hydrocarbon production.

The extent to which the revenues of our industry increase depends upon the success of the exploration efforts. In general, these revenue increases lag expansion of exploration and development capital budgets in times of recovery in the oil and gas industry. These lag times can be up to several years in offshore operations but are generally shorter for onshore operations.

Changing production profiles in existing fields also increase the demand for products and services in our industry. As existing fields are reworked or enhanced recovery methods are employed, additional and more complex equipment may be required to produce oil and gas from these fields. This can result from:

•	changes in the mix of oil and gas produced by the field; or

•	an increase in water, carbon dioxide or other naturally occurring contaminants or as the result of enhanced recovery techniques.

In addition, many new oil and gas fields contain lower quality hydrocarbon streams that require more complex production equipment. Examples include carbon dioxide rich formations in West Texas and Southeast Asia and heavy crude in Western Canada and in the Orinoco Delta in Venezuela.

According to the International Energy Agency, oil and gas consumption is expected to grow worldwide, with consumption of natural gas gaining share as a source of electricity generation, mainly because of environmental sustainability issues. Gas has lower total costs and burns cleaner than other fossil fuels used in electricity generation.  Also, as a consequence of more stringent regulations, governments and companies have reduced flared gas emissions and significant investments have been undertaken to keep on reducing flared gas.

Among upstream operations, capital expenditure in deepwater activities is expected to be the fastest growing segment because existing onshore and shallow water oil and gas reserves have largely been depleted. By region, the Middle East (Saudi Arabia, Kuwait and the United Arab Emirates), South East Asia (Australia and India), Africa (Ghana, Egypt, Angola and Nigeria) and Brazil, should emerge as the primary drivers of capital expenditure. However, crude oil prices have decreased to levels generally around $95 on June 30, 2011 compared to an average of approximately $100 per barrel experienced during the first quarter of 2011. With the recovery in demand for energy in several key growing markets, specifically China and India, long-term forecasts for oil demand and prices, have improved.

In the projects we may become involved, typically there is an approximately eight to twelve months period between the starting date of an engineering procurement and construction project and the time when our services become relevant.  Therefore, the increase in the volume of new orders experienced in the second semester of 2010 will be reflected in engineering procurement and construction activity during 2011 and 2012.

Another factor that has influenced the financial results is the exchange rate mostly between the U.S. dollar and the Euro. Our operations are conducted around the world in a number of different countries. Accordingly, our earnings and cash flow are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Italy, Middle East and North Africa, Russia and Byelorussia, Asia and the other countries we conduct business. In Italy, North Africa, the Middle East and Russia, most contracts are denominated in Euros, and most of the costs incurred are in Euros, which mitigates risks associated with currency fluctuations. Similarly, in the United States, most of our contracts are denominated in U.S. dollars, and most of our costs are incurred in U.S. dollars, which mitigates the risks associated with currency fluctuations. In any case, all the non-U.S. dollar revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The strengthening or weakening of the Euro (and other non-U.S. dollar currencies) can have a significant positive or negative impact on the translation of earnings generated from our subsidiaries and, therefore, the financial results of our business. On June 30, 2011, the value of the Euro against the U.S. dollar published by the Bank of Italy (Banca d’Italia) was $ 1,4453.

Steel and steel input prices influence the pricing decisions of our suppliers, thereby influencing the pricing and margins of some of our operations. Steel prices on a global basis declined precipitously during the recession in 2009 which in turn caused a reduction in the costs of our raw materials and allowed us to reduce the prices of certain of our products. However, by the end of 2009 steel prices commenced rising and this price increase has continued during 2010 and 2011.

While global demand for oil and natural gas are significant factors influencing our business generally, certain other factors such as the recent global economic recession and credit crisis and risks associated with operating in several markets also influence our business.

In that sense, we operate our business and market our products and services throughout the world. We are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Moreover, oil and gas producing regions in which we conduct business include many countries in the Middle East, Southeast Asia, West Africa, South America and other parts of the world where risks to operations remain high. We cannot accurately predict whether these risks will increase or abate. These risks include: nationalization; expropriation; war, terrorism and civil disturbances; restrictive actions by local governments; limitations on repatriation of earnings; changes in foreign tax laws; changes in banking regulations; travel limitations or operational problems caused by public health and/or safety threats; and changes in currency exchange rates.

We currently conduct operations in Egypt and Algeria and we are seeking to develop business in Russia and Kazakhstan.  During 2010, revenues from our sales to Libya represented less than $300 thousand.  Early in 2010, Egypt experienced, and Libya has since been experiencing, civil and political disturbances. There continues to be political unrest in Libya and the Middle East. We are unsure what effects the current political instability in Libya, North Africa and the Middle East will have on our business. Such instability could result in the delay of expected payments in an amount of up to $4 million relating to goods and services presently under fabrication in Italy. Our management believes that the present exposure of the ITP Group in Libya is less than $100 thousand.

Our acquisitions have diversified our operating capabilities. We offer a comprehensive range of services ancillary to our products, including maintenance and safety requirements. These services are complementary because our products consist of high-end technology and complex machineries, with potentially a severe impact on safety and the environment, which need to be monitored, maintained and operated appropriately. As a result, a portion of our business strategy also focuses on entering into contracts to provide a full range of these services on an integrated basis for a particular project.  We believe this approach gives our customers greater accountability and a more seamless transition between phases of the work.  It also enhances utilization of our assets and gives us greater control over operational and commercial risks that we would otherwise possess if we subcontracted a significant portion of the scope of work to third parties.

Recent Developments

During the last two months, in addition to our continuing business activity, the following two significant contracts have been awarded to ITP, our wholly-owned subsidiary:

•
During July 2011, ITP entered into a contract with HL Petroleum SA, a Swiss subsidiary of SOCAR, the Azerbaijan State Oil Company, for the design, supply and construction of a natural gas treatment plant to be located in Iraq with total production capacity of 300 Million Standard cubic meter per year.  Under the terms of the contract, we are required to deliver the facility within 8 months. This contract carries a total gross value of approximately €39 million and payment has been agreed to be made by means of an irrevocable Letter of Credit to be opened by UBS, including a 20% advance payment.

•
During June 2011, Lotus Enerji, a Turkmenistan subsidiary of the Turkish group, subcontracted ITP for the implementation of a gasoline blending station in the Turkmenbashi refinery, all as part of Lotus Enerji’s obligations as a general contractor for Turkmenbashi Refinery. This subcontract carries a total gross value of approximately €135 million and is expected to be financed by Deutsche Bank against a sovereign guarantee of the Government of Turkmenistan.

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Net Income

Net Income for the quarter ended June 30, 2011 was $709 thousand, or $0.00002 per share (based on a weighted average number of shares outstanding during the period of 35,079,876). These results compare to a Net Income of $532 thousand, or $0.00001 per share (based on a weighted average number of shares outstanding during the comparable 2010 quarter of 27,200,000), reported for the quarter ended June 30, 2010, which represents an increase of 33%. This increase with respect to the 2010 second quarter consolidated balance sheets was primarily due to the considerable number of orders awarded in the second half of 2010 which generated a substantial increase in revenues.

Net Income for the six-months ended June 30, 2011 was $1,233 thousand, or $0.0001 per share (based on a weighted average number of shares outstanding during the period of 34,725,917). These results compare to a Net Income of $380 thousand, or $0.0000003 per share (based on a weighted average number of shares outstanding during the comparable 2010 period of 27,200,000), reported for the six-month period ended June 30, 2010, which represents an increase of 224%. This increase with respect to the consolidated balance sheets for the similar six-month period during 2010 was primarily due to This increase with respect to the 2010 second quarter consolidated balance sheets was primarily due to the considerable number of orders awarded in the second half of 2010 which generated a substantial increase in revenues.

Net Income Attributable to ITP

The $709 thousand Net Income of the three-month period ending June 30, 2011 attributable to ITP, is made up of operating income ($1,404 thousand) less financial expenses relating to bank loans ($1,068 thousand) partially offset by an income tax credit of 373 thousand. The $532 thousand Net Income attributable to ITP during the comparable three-month period ending June 30, 2010, is the result of the $949 thousand in operating income less financial expenses related to bank loans in the amount of $111 thousand and income tax expense in the amount of $305 thousand.

The $1,223 Net Income of the six-month period ending June 30, 2011 attributable to ITP, is made up of $2,840 thousand in operating income less financial expenses relating to bank loans in the amount of $1,501 and income tax expense amounting to $106 thousand.  In comparison, the $380 thousand Net Income attributable to ITP during the comparable six-month period of 2010, was made up of $974 thousand in operating income less $376 thousand in financial expenses relating to bank loans and income tax expense in the amount of  $218 thousand.

For the six-month period ending June 30, 2011, the non-cash component of the income statement ($776 thousand) is solely related to depreciation and amortization charge during the period, compared to a non-financial component of the income statement of $1,099 for the similar six-month period in 2010 which included $438 related to the depreciation and amortization charge and a provision for doubtful accounts in the amount of $661 thousand.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net income, foreign currency translation gains and losses, and changes in unrealized gains and losses on investments. The Company does not accrue tax on its foreign currency translation gains and losses, as any undistributed earnings of foreign subsidiaries are deemed to be permanently reinvested in the applicable foreign subsidiary. Comprehensive (loss) income is reflected in the consolidated statement of stockholders’ equity.

Comprehensive Income for the three-month period ended June 30, 2011 increased 167% to $813 thousand from $305 thousand reported for the three-month period ended June 30, 2010. This increase in Comprehensive Net Income with respect to the 2010 second quarter consolidated balance sheets was primarily due to the considerable number of orders awarded in the second half of 2010 which generated a substantial increase in revenues.

Comprehensive Income for the six-month period ended June 30, 2011 increased to $1,809 thousand from $9 thousand reported for the six-month period ended June 30, 2010.  This significant increase is explained by the considerable number of orders awarded in the second half of 2010 that generated a substantial increase in revenues.

Revenues

Consolidated revenues for the quarter ended June 30, 2011 increased by $7.2 million or 66% to $17,939 thousand, from $10,781 thousand during the similar quarter of 2010. Revenues are generated by construction contracts engagements. Consolidated revenues for the six-month period ended June 30, 2011 increased by $4.7 million or 18% to $30,860 thousand from $26,181 thousand during the similar six-month period of 2010. In each case the increase with respect to the similar periods of 2010 is mainly due to due to the considerable number of orders awarded in the second half of 2010 that generated a substantial increase in revenues.

In terms of revenues by country, during the quarter ended June 30, 2011, there was a significant increase in the U.S. (with an increase of $4,445 thousand, or 131% compared to the similar quarter in 2010) accompanied by significant new revenues from Belarus (representing $7,125 thousand in revenues) and the Far East (representing $1,446 thousand in revenues), which were offset by a significant decrease in Italy (with a decrease of $4,441 thousand, or 83% during the quarter ended June 30, 2011 compared to the similar quarter in 2010) and in Egypt and the Middle East (with a decrease of $1,200 thousand, or 76% during the quarter ended June 30, 2011 compared to the similar quarter in 2010). The significant decrease in revenues tied to Italy and Egypt and the Middle East are directly related to the Middle East political unrest while the increase in revenues from the U.S. are explained by the increase in oil prices which in turn results in increased demand for our products.

A comparison of revenues during the six-month periods ended June 30, 2011 and 2010 is highlighted by a decrease in Italy of $3,680 thousand or 53% from $6,961 thousand to $3,281 thousand offset by the $10,153 thousand in new revenues from Belarus. The decrease in revenues from Italy is explained by the slow down of investment in Italy, whereas the Belarus revenues are tied to the new contract with JSC Grodno Azot for the cycloexanone unit in the Grodno Azot industrial complex

JSC Grodno Azot is a mayor customer that accounted for 40% of our revenues during the three-month period ended 2011 and for 33% of our revenues during the six-month period ended 2011.

The table below includes the revenues for the three-month periods and the six-month periods ended June 30, 2011 and 2010:

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues by Country	(in thousands of $)		(in thousands of $)
Italy	$897	$5,338	$3,281	$6,961
Belarus	7,125	-	10,153	-
Rest of Europe	-	374	3,663	2,625
Egypt and the Middle East	373	1,573	2,412	2,620
The United States	7,846	3,401	8,950	9,061
The Far East	1,446	-	1,946	4,730
Other	251	95	454	184
	$17,939	$10,781	$30,860	$26,181

Cost of Sales

During the three-month period ended June 30, 2011, our consolidated costs of sales increased by $6,452 thousand, or 91%, to $13,511 thousand from $7,059 thousand during the similar period in 2010. The increase is directly related to the comparatively low level of goods purchased in the second quarter of 2010 notwithstanding the considerable high value of invoices issued relating to goods completed and shipped during this 2010 period.  During the six-month period ended June 30, 2011, our consolidated costs of sales increased by $2,376 thousand, or 12%, to $22,860 from $19,914 thousand during the similar six-month period ended June 30, 2010 and is directly related to the significant increase in production compared to 2010.

Our consolidated gross margin as a percentage of revenues was 24% and 34% during the three-month periods ended June 30, 2011 and 2010, respectively, and was 28% and 24% during the six-month periods ended June 30, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense increased by $301 thousand, or 40%, during the three-month period ending June 30, 2011 compared to the similar period in 2010. SG&A expenses during the quarter are mainly administrative personnel salaries including bonuses, promotions and the value of unclaimed holidays and other deferred benefits. The increase is due to the growth of the business, and primarily to increased salaries, wages and benefits and a general increase in our SG&A expenses as a result of increased accounting and legal costs directly related to our consummation of the Share Exchange and becoming a SEC reporting company. SG&A expenses represented 16% of revenues for the three-month period ending June 30, 2011 compared to representing 19% of revenues during the similar three-month period in 2010. One of the major factors in the increase of the SG&A expenses was the increase in the numbers of business entities which form part of the ITP Group, some of them operating in different countries which required a substantial increase in the amount of personnel dedicated to administration and finance.

SG&A expense increased by $1,367 thousand, or 34%, during the six-month period ending June 30, 2011 compared to the similar period in 2010. SG&A expenses during the six-month period are mainly administrative personnel salaries including bonuses, promotions and the value of unclaimed holidays and other deferred benefits. The increase is due to the growth of the business, and primarily to increased salaries, wages and benefits and a general increase in our SG&A expenses as a result of the increase in the number of business entities as well as accounting, auditing and legal costs associated with our consummation of the Share Exchange and becoming a SEC reporting company. SG&A expenses represented 18% of revenues for the six-month period ending June 30, 2011 compared to representing 16% of revenues during the similar six-month period in 2010, mainly due to the impact of additional accounting, auditing and legal costs directly relating to our consummation of the Share Exchange and becoming a SEC reporting company.

Depreciation and Amortization

Depreciation and amortization expense decreased by $338 thousand, or 77%, during the six-month period ending June 30, 2011 compared to the similar period in 2010, primarily due to the increase of tangible assets in 2010. Depreciation of tangible and intangible assets is calculated on the basis of the residual useful life of the asset.

Provision for Doubtful Accounts

Provision for doubtful accounts is determined as a result of an analysis of the collectability of accounts receivable and in accordance with ITP’s accounting policy. During the six-month period ended June 30, 2011, we did not accrue any reserves for the provision for doubtful accounts, while the provision for doubtful accounts during the similar period in 2010 was $661 thousand. This was mainly due to ITP having already written off in 2010 all doubtful accounts.

Other Operating Costs

Other Operating Costs decreased by $193 thousand, or 48% during the three-month period ended June 30, 2011 compared to the similar period in 2010. Similarly, Other Operating Costs decreased by $268 thousand, or 47% during the six-month period ended June 30, 2011 compared to the similar period in 2010. Other operating costs are expenses related to business development, commercial activities, travel, and other nonrecurring general expenses.  In each case, the decrease was due primarily to improved organization and cost control initiatives.

Operating Income

Consolidated Operating Income increased by $455 thousand, or 48%, during the three-month period ended June 30, 2011 compared to the similar period in 2010, primarily as a result of increased business activity and the increase in revenues. Similarly, Consolidated Operating Income increased by $1,866 thousand, or 192%, during the six-month period ended June 30, 2011 compared to the similar period in 2010, because of the increase in business activity and in revenues.

Interest Expense

Interest Expense increased by $957 thousand, or 862%, during the three-month period ended June 30, 2011 compared to the similar period in 2010. Similarly, Interest Expense increased by $1,125 thousand, or 299% during the six-month period ended June 30, 2011 compared to the similar period in 2010.  In each case, the increase was due to the higher long and short terms debts balances. The weighted average interest rate on our credit facilities during the second calendar quarter of 2011, was 3.41% compared to 5.08% during the second calendar quarter of 2010, and during the six-month period ended June 30, 2011, was 3.57% compared to 4.97% during the similar period of 2010.

Liquidity and Working Capital

Cash and cash equivalents

As of June 30, 2011, we had cash and cash equivalents of $5,425 thousand, a decrease of $6,509 thousand during the six-month period ending June 30, 2011. Cash and cash equivalents primarily consist of cash on hand and marketable securities. To date, we have financed our operations primarily through cash flows from operations, bank financing and capital increases. The following table sets forth a summary of our cash flows for the periods indicated:

	Six-Month periods ended
	June 30, 2011	June 30, 2010
	(in $ thousands)
Net cash provided by (used in) operating activities	$(6,739)	$223
Net cash provided by (used in) investing activities	(581)	(13,006)
Net cash provided by (used in) financing activities	313	19,962
Net increase (decrease) in cash and cash equivalents	(6,509)	6,819

Currency translation adjustment	498	(360)
Cash and cash equivalents at the beginning of the period	11,934	2,893
Cash and cash equivalents at the end of the period	5,425	9,712

Cash Flow

Operating Activities

Net cash used by operating activities was $6.7 million for the six-month period ending June 30, 2011, as compared to $223 thousand of net cash provided during the similar period in 2010. The change is attributable to the $4.4 million increase in account receivables, a $784 thousand increase in other assets, a $938 thousand increase in other liabilities, and a $406 increase in income tax expense, partially offset by a $5.2 million decrease in accounts payables for the period and a decrease of $603 thousand in inventory.

Investing Activities

Net cash used in investing activities for the six-month period ending June 30, 2011 was $581 thousand, as compared to $13,006 thousand net cash used in investing activities during the similar six-month period of 2010. The change is mainly attributable to the acquisition of ITP Benelli S.p.A. and Nicola & Albia during the first quarter of 2010.

Financing Activities

Net cash provided by financing activities for the six-month period ending June 30, 2011 was $313 thousand, as compared to net cash provided by financing activities of $19,962 thousand during the similar six-month period of 2010. The change is attributable to the subscription of new loans in the aggregate amount of $10.7 million in support of our expansion plans, for the payment of other maturing loans and for general working capital, partially offset by currency exchange variations resulting in an increase of the total debt by 17% because such debt is predominantly denominated in Euros.

Working Capital

Historically, our cash flow from operations has been sufficient to finance our operations. We believe that our cash on hand and cash flow from operations will meet our present cash needs unless we expand our current scale of production to another level in a short period of time, in which case we may require additional cash resources to fund our additional capital expenditures and working capital requirements related to such growth. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our production facilities and increase machinery and equipment, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

The table below reflects the amounts of the current portion of our long-term debt becoming due during the next four calendar quarters:

Quarter ending	Amount
(in $ thousands)
September 30, 2011	$4,230
December 31, 2011	4,580
March 31, 2012	4,234
June 30, 2012	4,030
$17,074

Out of the total amounts of accounts receivables and inventory for work in progress reflected in our Consolidated Condensed Financial Statements as of June 30, 2011 of $ 26,098 thousand and $15,374 thousand, respectively, as of August 18, 2011, we have collected a total of $1,531 thousand in accounts receivable and a total of $2,403 thousand of our inventory as of June 30, 2011 has now been invoiced to clients and are expected to be collected in the ordinary course of business within the end of the year.

It is customary in the industries in which we operate to provide bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient credit capacity from existing facilities throughout the next 12 months.

Off-balance sheet arrangements

We do not have any off balance sheet arrangements.

Significant Accounting Policies

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2011. We did not have a significant change to the application of our critical accounting policies and estimates during the first six-months of 2011.

Development Stage Company

During the period being reported, the Company ceased to be considered a development stage company.

Accounting Developments

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. (“ASU”) 2011-05, “Comprehensive Income.” ASU 2011-05 amends existing guidance in order to increase the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in equity, the presentation format that we currently employ. Under ASU 2011-05, all non-owner changes in equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Early adoption is permitted and no transition disclosure is required. We are currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

In May 2011, the Financial Accounting Standards Board issued ASU 2011-04, “Fair Value Meassurement”.  ASU 2011-04 introduces amendments to achieve common fair value measurement and disclosure in U.S.GAAP and IFRSs (ASU 2011-04). This ASU affects reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. This ASU is effective prospectively during interim and annual periods beginning after December 15, 2011 for public entities. Early application is not permitted. The Company is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions. The types of market risks to which we are exposed are credit risk, interest rate risk and foreign currency exchange rate risk.

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Cash equivalents such as deposits and temporary cash investments are held by major banks. Our trade receivables are with a variety of U.S., international and foreign-country national oil and natural gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers and we generally do not require material collateral to support contractual payment obligations.  We maintain reserves for potential credit losses.

Exchange Rate

Our operations are conducted around the world in a number of different countries. Accordingly, our earnings and cash flow are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Italy, Middle East and North Africa, Russia and Byelorussia, Asia and the other countries we conduct business in. In Italy and in North Africa, Middle East and Russia, most contracts are denominated in Euros, and most of the costs incurred are in Euros, which mitigates risks associated with currency fluctuations. Similarly, in the United States, most of our contracts are denominated in U.S. Dollars, and most of our costs are incurred in U.S. Dollars, which mitigates the risks associated with currency fluctuations. Generally, many of our material purchases are denominated in a currency other than local currency, primarily U.S. Dollars and Euros, whereas our engineering and overhead costs are principally denominated in Euros. For sales to our client based in Russia and Byelorussia, Middle East and North Africa, and Asia our contracts are, respectively, denominated in Euro, and most costs incurred are in Euro. Therefore, because we generally balance our expenses with income in the same currency as the related expenses, fluctuations in exchange rates are not expected to significantly affect financial stability, or gross and net profit margins. We attempt to minimize our exposure to foreign currency exchange rate risk by requiring settlement in our functional currencies, when possible. We do not currently enter into forward contracts or other currency-related derivative hedge arrangements.

A hypothetical 10% increase of decrease in the Euro/U.S. dollar exchange rate is not expected to have a material impact on our earnings, loss or cash flows.

Interest Rate

Our financial instruments are subject to changes in interest rates, including our revolving credit facilities, export sales credit facility and short-term investments. We invest our excess cash in short-term highly liquid investments and our investment objective is to preserve principal and maintain liquidity. As of June 30, 2011, we had $6.2 million outstanding under our credit facilities, all of which are variable-rate debt obligations.  Changes based on the floating interest rates under these facilities could result in an increase or decrease in our annual interest expense and related cash outlay.

We seek to minimize the effects of a potential interest rate increase affecting our variable-rate debt obligations by entering into an interest rate swap agreements.  As of June 30, 2011, we had entered into an interest rate swap agreement with Unicredit having a notional amount of $1,465 thousand expiring in April, 2013. At June 30, 2011, this interest rate swap agreement represented an asset for the Company in the amount of $5 thousand.

Based on past market movements and possible near-term market movements, we do not believe that potential near-term losses in future earnings, fair values or cash flows from changes in interest rates are likely to be material. A hypothetical 10% increase or decrease in applicable interest rates is not expected to have a material impact on our earnings, loss or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As of June 30, 2011, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d- 15(b) under the Exchange Act and using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 as a result of the following material weaknesses identified in our internal control over financial reporting:

•
Lack of sufficient accounting personnel at our various non-U.S. operating companies with the experience and training to effectively address the U.S. GAAP accounting, financial reporting, internal control, and other regulatory compliance requirements of being a U.S. public company; and

•	Deficiency in the knowledge by our personnel responsible for our internal control over financial reporting and certain U.S. GAAP and SEC financial reporting principles.

We have recently engaged experienced accounting personnel who will focus in the near term on formalizing policies and procedures surrounding transaction processing and period-end account analyses and providing for additional review and monitoring procedures. In particular, we have employed new resources for the internal management of our accounting cycle, including the preparation of annual and quarterly financial reports, while continuing to retain the services of ITP’s external independent accountants, including for the purpose of assuring compliance with legal and tax requirements under local law and the preparation of tax returns. In addition, we have recently hired an officer with auditing and financial background who will follow internal accounting and compliance with Sarbanes-Oxley Act of 2002. Periodically, management will assess the need for additional accounting resources as the business develops.

Our management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures, as well as our internal control over financial reporting, on an ongoing basis, and is committed to taking action and implementing improvements, as necessary and as funds allow. However, our management cannot guarantee that the measures to be taken will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing enhancements or improvements, as necessary.

Changes In Internal Control Over Financial Reporting

As disclosed above, we have recently engaged experienced accounting personnel who will focus in the near term on formalizing policies and procedures surrounding transaction processing and period-end account analyses and providing for additional review and monitoring procedures. In particular, we have employed new resources for the internal management of our accounting cycle, including the preparation of annual and quarterly financial reports, while continuing to retain the services of ITP’s external independent accountants, including for the purpose of assuring compliance with legal and tax requirements under local law and the preparation of tax returns. In addition, we have recently hired an officer with auditing and financial background who will follow internal accounting and compliance with Sarbanes-Oxley Act of 2002. Periodically, management will assess the need for additional accounting resources as the business develops.

There were no other material changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d- 15(f) under the Exchange Act) that occurred during our three-month period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and are not required to provide the information required by this item.  Notwithstanding, we have in the past provided this information.  You should carefully consider the risk factors described in our most recent annual report on Form 10-K filed with the SEC on January 12, 2011 describing the risks factors affecting our business prior to the Share Exchange and also consider the risk factors described in our Report on Form 8-K filed with the SEC on May 5, 2011, as amended by amendments number 1 and 2 also filed with the SEC on June 24, 2011 and July 8, 2011, respectively, relating to our reverse recapitalization and Share Exchange with ITP Lux.

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

The following risk factors have been updated through the date of this Report and should be specifically considered in light of the most recent global economic uncertainties, with serious repercussions on the financial markets in August 2011 and the associated risks of a new worldwide recession.

Economic conditions and extended decline in commodity prices could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions and the condition of the oil and natural gas industry. The recent global recession and concerns about the potential for a prolonged period of global economic stagnation have depressed global demand for oil and natural gas and commodity prices. An extended decline in commodity prices would likely result in lower expenditures by the oil and gas industry, thereby negatively affecting our revenue and results of operations. Our business is substantially dependent on the level of oil and natural gas exploration and development activities around the world. A substantial or extended decline in these expenditures may result in the discovery of fewer new reserves of oil and gas and/or the delay in development of known reserves, thereby adversely affecting the market for our production equipment and services. The level of these expenditures is generally dependent on the industry’s view of future oil and gas prices. Crude oil and natural gas price declines can be expected to affect drilling activity and demand for our products and services. While we had a substantial backlog at the end of 2010, no guarantee can be given that our backlog will continue to improve or not decline in the future. Prolonged periods of historically lower development activity could have a materially adverse impact on our financial condition, results of operations and cash flows.

Continued market deterioration could also jeopardize the performance of certain counterparties’ obligations, including those of our insurers, suppliers, customers and financial institutions. Although we monitor the creditworthiness of our counterparties, the current disruptions could lead to sudden changes in a counterparty’s liquidity. In the event any such party fails to perform, our financial results could be adversely affected and we could incur losses and our liquidity could be negatively impacted.

These negative economic factors could also result in a future impairment of our long-lived assets or goodwill.

Our business largely depends on development and production activity in the oil and natural gas industry.

Our business is substantially dependent upon the condition of the oil and natural gas industry and, in particular, the willingness of oil and natural gas companies to make capital expenditures for development and production operations. The level of capital expenditures generally depends on the prevailing views of future oil and natural gas prices, which are influenced by numerous factors, including but not limited to:

•	changes in United States and international economic conditions, including the potential for a prolonged recession;

•	demand for oil and natural gas, especially in the United States, China and India;

•
worldwide political conditions and political actions, particularly in significant oil-producing regions such as the Middle East, West Africa and Latin America which can result in nationalization and seizures of assets;

•	actions taken by the Organization of Petroleum Exporting Countries (or “OPEC”);

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the rate of decline of existing and new oil and natural gas reserves;

•	the cost of exploration for, and production and transportation of, oil and natural gas, both on an absolute basis and as compared to the exploration and development costs of other regions;

•	the ability of oil and natural gas companies to generate funds or otherwise obtain external capital for exploration, development, construction and production operations;

•	the sale and expiration dates of offshore leases and/or licenses in the United States and overseas;

•	technological advances affecting energy exploration, production, transportation and consumption;

•	weather conditions;

•	environmental or other government regulations both domestic and foreign;

•	domestic and foreign tax policies; and

•	the pace adopted by foreign governments for the exploration, development and production of their oil and natural gas reserves.

Oil and natural gas prices have had considerable volatility. The continued weakness of the worldwide economy has led to businesses being more focused on liquidity and access to capital, which has caused many oil and natural gas companies to curtail planned capital spending, which may negatively affect our operations. A sustained period of low offshore drilling and production activity, low commodity prices or reductions in industry budgets could reduce demand for our services and would likely have a material adverse effect on our business, financial condition or results of operations.

Our ability to access capital markets on acceptable terms could be limited.

Our ability to execute our business strategies may be limited by our ability to secure and retain reasonably priced financing. During the latter part of 2008, global financial markets experienced a great deal of turmoil, which adversely impacted both equity and debt markets thereby potentially limiting our future access to capital. Further, there is a risk that one or more of the banks in our lending group may be unable to fulfill their commitments under our existing credit facilities. Additionally, we utilize certain amounts of letters of credit to provide guarantees and warranties to our customers and to secure our performance, bids or milestone payments on large projects. Outstanding letters of credit can consume a significant portion of our available liquidity under our revolving credit and export sales facilities. Some of our competitors are larger companies which may have better access to capital and therefore may have a competitive advantage over us should our access to capital be limited.

The dollar amount of our backlog is not necessarily indicative of our future cash flow and our ability to realize future cash flow may be impacted by current economic conditions.

Backlog consists of documented orders from customers that have satisfactory credit or financing arrangements in place, for which authorization to begin work or purchase materials has been given and for which a delivery date has been indicated. We cannot guarantee the revenue projected in our backlog will be realized, or if realized, will result in profits.

Our customers may cancel or delay a project for reasons beyond our control. The majority of our contracts allow for a cancellation at the customer’s convenience, and such cancellation would typically occur within one year from beginning of the work. In the event of a project cancellation, we are generally reimbursed for our costs, but typically have no contractual right to the total revenue expected from any such project as reflected in our backlog. In addition, projects may remain in our backlog for extended periods of time. The current credit and economic environment could significantly impact the financial condition of some customers over a period of time resulting in greater risk of delay or cancellation of projects. If we were to experience significant cancellations or delays of projects in our backlog, our results of operations and financial condition could be adversely affected.

Our fixed-price contracts, which may be subject to gross profit fluctuations, may impact our margin expectations.

Most of our projects, including larger engineered systems projects, are performed on a fixed-price basis. We are responsible for all cost overruns, other than any resulting from customer-approved change orders and certain force majeure (natural disaster) situations. Our costs and any gross profit realized on our fixed-price contracts may vary from the estimated amounts on which these contracts were originally based for various reasons, including: errors in estimates or bidding; changes in availability and cost of labor and materials; liquidated damages and variations in productivity from our original estimates. These variations and the risks inherent in engineered systems projects may result in reduced profitability or losses on our projects. Depending on the size of a project, variations from estimated contract performance could have a significant negative impact on our operating results or our financial condition.

We make estimates in accounting for long-term contracts and changes in these estimates may impact our earnings.  Approximately half of our revenue is recognized on a “percentage of completion” basis. We recognize revenue on contracts using the cost-to-cost method of accounting as determined by the ratio of cumulative costs incurred-to-date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. A significant change in an estimate on one or more contracts could have a material effect on our results of operations.

Our quarterly revenues and cash flow may fluctuate significantly.

Our revenues are substantially derived from significant contracts that are often performed over periods of two to six or more quarters. As a result, our revenue and cash flow may fluctuate significantly from quarter to quarter, depending upon our ability to replace existing contracts with new orders and upon the extent of any delays in completing existing projects. Delays in the timing of the awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability, or other factors could impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale international and domestic projects as these contracts frequently involve a lengthy and complex bidding and selection process which is affected by a number of factors, such as market conditions, governmental approvals and environmental matters. Because a significant portion of our revenue is generated from such projects, our results of operations and cash flow can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. In addition, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

The uncertainty of the timing of future contract awards may inhibit our ability to recover our labor costs.

The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than called for under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities, which could have a material adverse effect on us.

We may experience losses caused by being unable to collect amounts due from customers.

We typically do business with our customers on an open account basis. Credit limits are established for each customer and the credit exposure with them is routinely monitored. For our custom engineered built-to-order systems, customers make payments to us as the work progresses toward completion. The current credit and economic environment could significantly impact the ability of some customers to pay amounts due to the Company. If a customer becomes insolvent or files for bankruptcy protection the value of the equipment may be less than the amount owed by the customer thereby creating a loss for us.

Our international operations are subject to uncertain political, economic and other risks, which may cause interruptions of our operations and affect our financial results.

We operate our business and market our products and services throughout the world. We are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Moreover, oil and gas producing regions in which we conduct business include many countries in the Middle East, Southeast Asia, West Africa, South America and other parts of the world where risks to operations remain high. We cannot accurately predict whether these risks will increase or abate. These risks include: nationalization; expropriation; war, terrorism and civil disturbances; restrictive actions by local governments; limitations on repatriation of earnings; changes in foreign tax laws; changes in banking regulations; travel limitations or operational problems caused by public health and/or safety threats; and changes in currency exchange rates.

The occurrence of any of these risks could have an adverse effect on regional demand for our products and services or our ability to provide them. Further, we may experience restrictions in travel to visit customers or start-up projects and we may incur added costs by implementing security precautions. An interruption of our international operations could have a material adverse effect on our results of operations and financial condition.

We currently conduct operations in Egypt and Algeria and we are seeking to develop business in Russia and Kazakhstan.  During 2010, revenues from our sales to Libya represented less than $300 thousand.  Early in 2010, Egypt experienced, and Libya has been experiencing, civil and political disturbances. There continues to be political unrest in Libya and the Middle East. We are unsure what effects the current political instability in Libya, North Africa and the Middle East will have on our business. Such instability could result in the delay of expected payments in an amount of up to $4 million relating to goods and services presently under fabrication in Italy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 29, 2011, as part of the consummation of the Share Exchange and reverse acquisition and in exchange for all of the issued and outstanding shares of ITP, we issued 34,000,000 shares of restricted common stock to ITP Lux.  The foregoing shares represent more than 5% of our total outstanding shares at the time of issuance.  The shares were sold pursuant to the exemption from registration provided by Regulation S of the U.S. Securities Act of 1933, as amended. Each shareholder who received the securities in such instance was not a United States person as defined in Regulation S.  In addition, the Company did not conduct any selling efforts directed at the United States in connection with the offering.  All shares of common stock issued pursuant to Regulation S included a restrictive legend indicating that the shares are being issued pursuant to Regulation S under the Securities Act and are deemed to be “restricted securities.”  As a result, such recipients of the shares will not be able to resell the shares unless in accordance with Regulation S, pursuant to a registration statement, or upon reliance of an applicable exemption from registration under the Securities Act.

Also, as part of the consummation of the Share Exchange and reverse acquisition and in consideration for Orange Capital Corp. agreeing to indemnify ITP Lux as to certain representations contained in the reverse acquisition share exchange agreement, we were required to issue to Orange Capital Corp. an aggregate of 1,083,226 unregistered warrants to purchase an equal number of shares of our common stock.   On April 28, 2011, Orange Capital Corp. assigned two thirds of its warrant rights under the Share Exchange Agreement to Mr. Ariel Malik and Mr. Sukh Athwal, retaining one third.  These warrants were issued on April 29, 2010 and expire on April 29, 2015.  Of these warrants, 541,613 have an exercise price of $2.08 and 541,613 have an exercise price of $2.77.  The warrants were sold, and the partial assignment by Orange Capital Corp. was effected, pursuant to the exemption from registration provided by Regulation S of the U.S. Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (3)
3.2	Bylaws (3)
3.3	Articles of Merger between Netfone Inc. and ITP Energy Corporation, dated effective March 21, 2011 (4)
3.4	Certificate of Change dated effective March 21, 2011 (4)
4.1	Form of Common Stock (5)
4.2	Form of Common Stock Warrant (5)
10.1	Share Exchange Agreement, dated December 22, 2010, by and among Netfone Inc., Orange Capital Corp., and ITP Oil & Gas International S.A. (1)
10.2	First Amendment to Share Exchange Agreement, dated December 22, 2010, by and among Netfone Inc., Orange Capital Corp., and ITP Oil & Gas International S.A., dated March 25, 2011. (2)
10.3	Cariparma Senior Syndicated Loan Agreement, dated May 21, 2010. (5)
10.4	Deutsche Bank Loan Agreement, dated February 26, 2010. (5)
10.5	UniCredit Corporate Banking Loan Agreement, dated April 7, 2010. (5)
10.6	Banco di Credito Cooperativo Laudense Loan and Mortgage Agreement, dated December 27, 2007. (5)
21.1	Subsidiaries (5)
31.1	Certifications of Manfredi Mazziotti di Celos Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Manfredi Mazziotti di Celso Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 30, 2010.
(2)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 31, 2011.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed December 1, 2004.
(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 23, 2011.
(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 5, 2011.

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

Date:  August 19, 2011