Form 10-Q/A
period 2011-06-30
ITP Energy Corp
filed 2011-09-09
CIK 1307345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 19, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (3)
3.2	Bylaws (3)
3.3	Articles of Merger between Netfone Inc. and ITP Energy Corporation, dated effective March 21, 2011 (4)
3.4	Certificate of Change dated effective March 21, 2011 (4)
4.1	Form of Common Stock (5)
4.2	Form of Common Stock Warrant (5)
10.1	Share Exchange Agreement, dated December 22, 2010, by and among Netfone Inc., Orange Capital Corp., and ITP Oil & Gas International S.A. (1)
10.2	First Amendment to Share Exchange Agreement, dated December 22, 2010, by and among Netfone Inc., Orange Capital Corp., and ITP Oil & Gas International S.A., dated March 25, 2011. (2)
10.3	Cariparma Senior Syndicated Loan Agreement, dated May 21, 2010. (5)
10.4	Deutsche Bank Loan Agreement, dated February 26, 2010. (5)
10.5	UniCredit Corporate Banking Loan Agreement, dated April 7, 2010. (5)
10.6	Banco di Credito Cooperativo Laudense Loan and Mortgage Agreement, dated December 27, 2007. (5)
21.1	Subsidiaries (5)
31.1	Certifications of Manfredi Mazziotti di Celos Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certifications of Manfredi Mazziotti di Celso Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
101	Interactive data files pursuant to Rule 405 of Regulation S-T *

*	Filed herewith.
(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 30, 2010.
(2)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 31, 2011.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed December 1, 2004.
(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 23, 2011.
(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 5, 2011.
(6)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on August 19, 2011.

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

Date: September 9, 2011