Form 10-Q
period 2011-09-30
ITP Energy Corp
filed 2011-11-21
CIK 1307345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2011, there were 36,107,500 shares of common stock outstanding.

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

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Condensed Balance Sheets

ASSETS	Periods Ended
	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
	(in USD thousand)

Cash and cash equivalents	$3,938	$11,934
Marketable securities	3,448	3,425
Accounts receivable, net of allowance for doubtful accounts	41,323	19,918
Inventory	19,767	14,788
Prepaid expenses and other current assets	4,733	4,707
Deferred income taxes	1,118	392
Total Current Assets	74,326	55,165

Property, plant and equipment, net	16,097	15,952
Intangible assets
Goodwill	6,578	6,509
Other intangible assets	69	104
Other assets	711	773
Total Assets	$97,782	$78,503

LIABILITIES AND STOCKHOLDERS' EQUITY	Periods Ended
	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current Liabilities	(in USD thousand)
Accounts payable and accrued expenses	$27,385	$26,911
Taxes payable	3,198	3,195
Current portion of:
Unearned revenue	99	-
Advances received from customers	12,550	2,535
Financial debt	24,673	13,105
Other liabilities	3,270	2,784
Total Current Liabilities	71,176	48,531

Financial debt, net of current portion	15,648	20,395
Other liabilities	123	682
Post-employment benefits obligation	1,392	1,418
Total Liabilities	88,339	71,026

Equity
Capital stock	36	34
Additional paid-in capital	7,229	7,292
Accumulated other comprehensive income	(70)	(119)
Retained earnings	2,247	271
Total Equity	9,443	7,477

Total Liabilities and Stockholders' Equity	$97,782	$78,503

See Notes to Consolidated Condensed Financial Statements

Consolidated Condensed Statements of Income and Comprehensive Income
Three-month period ended September 30, 2011 and 2010

	Three months periods ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
	(in USD thousand)

Total Sales	$15,167	$15,759

Costs of Sales	10,811	12,040

Gross Profit	4,356	3,720

Selling, general and administrative expenses	2,598	2,095
Provision for doubtful accounts	-	230
Other operating costs	110	422
Total Operating Expenses	2,708	2,746

Operating Income	1,647	973

Interest expense	(252)	(377)
Income before Income Taxes	1,395	596

Income tax	(652)	(218)

Net Income	743	378

Currency translation adjustment (Net of tax of $159, (134), thousand for three months ended September 30, 2011, 2010)	(501)	411
Unrealized gain (AFS Securities)	-	1

Comprehensive income	$242	$790

Basic earnings per share	$0.00001	$0.00003
Weighted average number of shares outstanding	36,107,500	28,067,769

See Notes to Consolidated Condensed Financial Statements

Consolidated Condensed Statements of Income and Comprehensive Income
Nine-month period ended September 30, 2011 and 2010

	Nine-months period ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
	(in USD thousand)

Total Sales	$46,027	$41,940

Costs of Sales	33,101	31,954

Gross Profit	12,925	9,986

Selling, general and administrative expenses	8,029	6,159
Provision for doubtful accounts	-	891
Other operating costs	409	989
Total Operating Expenses	8,438	8,038

Operating Income	4,488	1,948

Interest expense	(1,753)	(753)
Income before Income Taxes	2,735	1,194

Income tax expense	(758)	(436)

Net Income of the period	1,977	758

Currency translation adjustment (Net of tax of $(10), (15), thousand as of September 30, 2011, 2010)	40	32
Unrealized gain (AFS Securities) (Net of tax of $(3), (3), thousand as of September 30, 2011, 2010)	9	9

Comprehensive income	$2,026	$799

Basic earnings per share	$0.0001	$0.00003
Weighted average number of shares outstanding	35,193,217	27,586,029

See Notes to Consolidated Condensed Financial Statements

 Consolidated Condensed Statements of Cash Flows
 Nine-month period ended September 30, 2011 and 2010

		Nine months period ended
		September 30, 2011	September 30, 2010
		(Unaudited)	(Unaudited)
		(in USD thousand)

Net income of the period		$1,977	$758

Adjustments to reconcile net income to net cash provided by Operating Activities
-	Depreciation and amortization	1,081	694
-	Provision for doubtful accounts	-	891

Change in assets and liabilities:
-	(Increase) in inventory	(5,023)	(5,992)
-	(Increase) in accounts receivables	(11,540)	(4,118)
-	(Increase) in other assets	(471)	(383)
-	Increase in accounts payable and accrued expenses	198	5,763
-	Increase (decrease) in other liabilities	(140)	308
-	(Decrease) in deferred tax liability	(183)	(768)
-	Increase (decrease) in post-employment benefit obligations	(42)	448
-	Increase (decrease) in income tax payable	(33)	353
-	(Decrease) in other non current liabilities	-	(72)

Net Cash (used in) provided by Operating Activities (A)		$(14,175)	$(2,117)

Investing Activities
-	Capital expenditures	(1,021)	(12,361)
-	Investment in markatable securities	-	(452)

Net Cash used in Investing Activities (B)		$(1,021)	$(12,813)

Financing Activities
-	Principal payment of long-term debt	(3,270)	(3,023)
-	Proceeds from issuance of long-term debt	10,006	25,635
-	Cash absorbed by noncontrolling interests	-	(1,571)

Net Cash provided by Financing Activities (C)		$6,736	$21,041

Effect of change in foreign currency on cash and cash equivalents (D)		$463	$562

Net increase (decrease) in cash and cash equivalents (A+B+C+D)		(7,996)	6,674

Cash and cash equivalents at the beginning of the period (E)		11,934	2,893

Cash and cash equivalents at the end of the period (A+B+C+D+E)		$3,938	$9,567

Supplemental disclosures of cash flow information

Cash paid during the period
Interest		1,332	647
Income taxes		818	938

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

The interim operating results are not necessarily indicative of results to be expected for the entire year. For the period ended September 30, 2011, the Company has used the same significant accounting policies and estimates for the year ended December 31, 2010.

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

Notes to the table above:

• ITP Benelli S.p.A.

On April 29, 2011 ITP Energy Corporation, formerly Netfone Inc., completed a share exchange transaction whereby it acquired 100% of ITP Benelli S.p.A., together with its subsidiaries and then transferred 94% of its stock to ITP Oil & Gas International S.A. (“ITP Lux”), a corporation existing under the laws of Luxembourg. The share exchange transaction was accounted for as a reverse acquisition and, as a result, ITP Energy Corporation’s (the legal acquirer) consolidated financial statements are those of ITP Benelli S.p.A. (the accounting acquirer), with the assets and liabilities, and revenues and expenses of ITP Energy Corporation being included from the date of the closing of the share exchange transaction.

• ITP Group Brno S.r.o.

ITP Group Brno S.r.o. was acquired on January 20, 2010 and consolidated starting from this date.

• ITP Surface Equipment PTE Ltd.

The subsidiary ITP Surface Equipment PTE Ltd., is a dormant company which is held in order to undertake future strategic commercial plans in Asia.

The following table sets forth, for the periods indicated, the information regarding the U.S. $/EUR exchange rate, rounded to the second decimal:

Period ended,	Average	At period end

December 31, 2009	1.38	1.44
June 30, 2010	1.23	1.33
September 30, 2010	1,32	1,36
December 31, 2010	1.34	1.33
June 30, 2011	1.40	1.45
September 30, 2011	1,41	1,35

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

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and their estimated undiscounted cash flows are less than their carrying amount. In this case, the Company records an impairment loss equal to the difference between the fair value of the long-lived assets and their carrying amount. No impairment was recorded in the first three quarters of 2011 and during 2010.

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

Employee Benefit Plan

Employee Benefit Plans are accrued in accordance with Accounting Standard Codification (“ASC”) No. 715, Retirement Benefits.

The employee leaving indemnity in Italy is called “Trattamento di Fine Rapporto” (“TFR”) and represents deferred compensation for employees. Under Italian law, an entity is required to accrue for TFR on an individual employee basis payable to each individual upon termination of employment (including both voluntary and involuntary dismissal). The annual accrual is 7.41% of total pay, with no cap, it is revalued each year by applying a pre-established rate of return of 1.50%, plus 75% of the Consumer Price Index.
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

Research and Development

The Group has not incurred any research and development expenses during the nine-month period ended September 30, 2011 and in the year ended December 31, 2010.

3. Significant subsequent events

After September 30, 2011, the Group has subscribed an agreement in Azerbaijan to develop projects in the Caspian area. In October 2011 the Group has also invested in the Singapore area, acquiring a land in Batam for an amount of approximately $ 600 thousand.

In October the Company has entered into a cooperation commercial agreement with Akkord Industry Construction Corporation in Baku and according to this agreement two new letters of intent are in process of being formalized. One related to design and supply of equipment for carpentry and pressure vessels in Baku (total amount of approximately Euro 25 million) and another for the completion of a cement plant in Gazic (total amount of approximately Euro 60 million). Study and planning activities have been already started on October 17 and the customer is requiring that both operations are completed by 2012.

The subsequent events have been evaluated up to the date these condensed financial statements were issued (November 15th, 2011).

4. Segment information

The Company has only one operating segment as none of the conditions listed in ASC 280-10 are met to identify more than one operating segment.

The chief operating decision maker (“CODM”) views, treats and takes decisions considering the Company as a single operating entity as its activities have common target clients, plants, basic characteristics, engaged employees. As a result no disaggregated or discrete financial information and operating results are available. Furthermore there is no concentration of customers.

Below is an analysis of revenue for the periods ended as of September 30, 2011 and September 30, 2010 by product and by geographic area.

Revenues (USD Thousand)	Three-month period ended September 30,		Nine-month period ended September 30,
Operating segment	2011	2010	2011	2010
Equipments	$912	$5,518	$2,796	$14,686
Skid & Packages	9,342	10,241	28,165	27,254
Small O&G plants	4,913	-	15,066	-
Total	$15,167	$15,759	$46,027	$41,940

Revenues (USD Thousand)	Three-month period ended September 30,		Nine-month period ended September 30,
Country	2011	2010	2011	2010
Italy	$2,625	$4,190	$5,906	$11,151
Belarus & Kasakhstan	3,137	-	13,290	-
Rest of Europe	4,020	1,580	7,683	4,205
Egypt & Middle East	3,756	4,577	6,168	7,197
USA	358	2,454	9,308	11,515
Far east	620	2,847	2,566	7,577
Other	651	111	1,106	295
Total	$15,167	$15,759	$46,027	$41,940

As of September 30, 2011 the Group has one major customer that accounted for 10% or more of consolidated revenues, which was JSC Grodno Azot (Belarus) that accounted respectively for 11% of consolidate revenues. As of September 30, 2010 there were no customers that accounted for more than 10% of consolidated revenues.

In relation to property, plants and equipment, the only significant change compared to December 31, 2010 is related to the purchase of a property in Rome, Italy for an amount of $ 827 thousand.

5. Recent Accounting Pronouncements

• Intangibles, Goodwill and other (Topic 350), Testing Goodwill for Impairment (ASU 2011-08): The FASB issued ASU 2011-08 in September 2011. The amendments apply to all entities that have goodwill reported in their financial statements. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.

• Comprehensive Income (Topic 220), Presentation of Comprehensive Income (ASU 2011-05): The FASB issued ASU 2011-05 in June 2011. The ASU affects all entities that report items or other comprehensive income in any period presented. The amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and no transition disclosure is required. The Company is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

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

7. Goodwill

As of September 30, 2011 Goodwill shows a balance of $ 6,578 thousand. The variation comparing September 30, 2011 and December 31, 2010 is only due to the currency translation effect, for an amount of $ 69 thousand.

The Company evaluates all goodwill for impairment on an annual basis, or more often if impairment indicators are present. As of September 30, 2011 and December 31, 2010, the Company has not recognized any goodwill impairment charges.

8. Property, Plant and Equipment

Property, plant and equipment as of September 30, 2011 and December 31, 2010 amounts to $ 16,097 thousand and $ 15,952 thousand respectively.

The increase comparing September 30, 2011 to December 31, 2010 is related to the combined effect of the purchase of the headquarter office, located in Rome (Italy), Via Federico Zuccari, for an amount of $ 827 thousand and the depreciation process.
The headquarter, previously owned by the President, CEO, CFO of ITP Benelli and ITP founder, Mr. Mazziotti di Celso, has been purchased for an amount determined using the fair value of comparable properties in Rome.

In the three-months period ended September 30, 2011 the Group has recognized a total depreciation of $ 305 thousand, while the depreciation recognized in the nine-month period ended September 30, 2011, was $ 1,081 thousand.

In accordance with US GAAP, the Group separated the land included in the value of properties from the related asset. Land, considered to have an indefinite useful life, is not subject to depreciation.

The plants located in Moscazzano (Cremona – Italy) and Cassina De’ Pecchi and the land in Monte Cremasco are subject to a mortgage and the plant located in Milano, “Via Stefini”, is subject to a pledge. They guarantee the bank loans received.

9. Inventories

Inventories as of September 30, 2011 and December 31, 2010 are the following:

Inventory	Periods ended
USD thousand	September 30, 2011	December 31, 2010
Finished goods	$401	$-
Work in progress	17,622	12,768
Raw materials	1,743	2,020
Total inventory	$19,767	$14,788

Work in progress duration is not standard, but generally is from 6 months to 2 years. Construction contracts included in work in progress as of September 30, 2011 and December 31, 2010 have starting dates after 2009 and ending dates no later than 2012.

The work in progress balance presentation is net of prepayments received.
Prepayments are cash payments made by the customers as indicated in our contracts upon achievement of specific contract milestones. Contracts specify the right to offset such prepayments with work in progress after approval by our clients.
The amount of prepayments as of September 30, 2011 and December 31, 2010 is not material.

Raw materials include the minimum equipment stock to ensure an efficient execution of construction contract operations without delays.

10. Accounts receivable

Accounts receivable as of September 30, 2011 and December 31, 2010 amount respectively to $ 41,323 thousand and $ 19,918 thousand.

A provision is applied against the full (or partial) amount of the foregoing receivables deemed uncollectable. The Group has not recognized any provision during the nine-month period ended September 30, 2011, while the provision for doubtful accounts recognized during the nine-month period ended September 30, 2010 was $ 891 thousand. The provision recognized during the three-months ended September 30, 2010 was $ 230 thousand.

The variation of the allowance for doubtful accounts is the following:

Allowance for doubtful accounts
USD thousand

Balance as of December 31, 2009	$1,664
Charged to costs and expenses	876
Deductions
Currency traslation effect	9
Balance as of December 31, 2010	$2,549
Charged to costs and expenses	-
Deductions
Currency traslation effect	72
Balance as of September 30, 2011	$2,621

11. Marketable Securities

The Group calculates fair value for its marketable securities based on quoted market prices for assets and liabilities. As of September 30, 2011 and December 31, 2010 the fair value was respectively, $ 3,448 thousand and $ 3,425 thousand.

12. Derivatives

The Company has entered into an agreement referred to as an interest rate swap, in order to reduce the impact of changes in interest on variable rates debt. The interest rate swap agreement outstanding as of September 30, 2011, which was for an aggregate notional amount of $ 1,202 thousand, has expiration date on April, 2013.

At September 30, 2011, the fair value of the interest rate swap was a liability for the Group of approximately $ 1 thousand.

The swap has been designated as hedging instrument and, accordingly, the changes in fair value have been recorded in Other Comprehensive Income.

13. Cash and cash equivalents

Cash and cash equivalents as of September 30, 2011 and December 31, 2010, are summarized below:

Cash and cash equivalents	Periods ended
USD thousand	September 30, 2011	December 31, 2010
Cash	$114	$117
Banks deposits	3,823	11,817
Total cash and cash equivalents	$3,938	$11,934

In relation to the successful execution clause (called “performance bond”) included in most of project contract engagements, the Company has issued warranty letters to the customers concerned. The total amount of guarantees as of September 30, 2011 and December 31, 2010, amounts to $ 7,720 thousand and $ 7,917 thousand respectively. The Company does not expect to incur any losses in relation to these guarantees.

There are no cash or deposits subject to restrictions.

14. Prepaid expenses and deferred taxes

The balances of prepaid expenses and deferred taxes as of September 30, 2011 and December 31, 2010, are the following:

Prepaid expenses and other current assets	Periods ended
USD thousand	September 30, 2011	December 31, 2010
Deferred income taxes	$1,118	$392
Prepaid expenses	4,733	4,707
Total prepaid expenses and other current assets	$5,851	$5,099

Tax credits are mainly related to deferred taxes and account receivables for VAT.

Prepaid expenses include mainly deferred charges which are expenses or revenues which are accounted for in a later accounting period than the payment for an anticipated future benefit, or to comply with the requirement of matching costs with revenues. As of September 30, 2011 and December 31, 2010, there are no prepaid expenses with a life in excess of one year.

Prepaid expenses primarily include cash advances to contractors paid up-front, as part of the contracted price, in order to quickly start the projects, to employees to advance business travel expenses and to payments for insurance with a cost of competence of the subsequent fiscal year. The prepaid expenses above are not included in work in progress as they are not specifically related to the projects in progress.

15. Financial debt

Financial debt amounts to $ 40,321 thousand as of September 30, 2011 and $ 33,500 thousand as of December 31, 2010.

The Group’s debt obligation due within one year as of September 30, 2011 consists of the following:

Current portion of financial debt	Periods ended
USD thousand	September 30, 2011	December 31, 2010
Bank Loans	$5,346	$2,149
Advances from Banks on invoices and on contracts	18,483	10,777
Bank Overdrafts	182	-
Other financial liabilities	662	179
Total current portion of financial debt	$24,673	$13,105

Principal payments of bank loans, for the next 5 years are as follows:

Period ended,	Amount
USD thousand
September 30, 2012 (Current)	$5,346
September 30, 2013	4,979
September 30, 2014	4,512
September 30, 2015	2,365
September 30, 2016	1,730
Thereafter	2,062
Total Bank loans	$20,994

16. Current liabilities

Current liabilities as of September 30, 2011 and December 31, 2010 include the following:

Current Liabilities	Periods ended
USD thousand	September 30, 2011	December 31, 2010
Accounts payable and accrued expenses	$27,385	$26,911
Taxes payable	3,198	3,195
Current portion of:
Unearned revenues	99	-
Advances received from customers	12,550	2,535
Financial debt	24,673	13,105
Other liabilities	3,270	2,784
Total Current Liabilities	$71,176	$48,531

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

Other liabilities are mainly accruals for employee compensation (vacation accruals, salaries for the nine-month period ended September 30, 2011, social security liabilities and other minor payables).

17. Long-term liabilities

The non-current portion of financial debt due to banks amounts to $ 15,648 thousand at September 30, 2011, as disclosed above in note 15.

Post-employment benefits, which liability amounts to $ 1,392 thousand as of September 30, 2011, relates to amounts due to employees (“TFR”), as of the period end, after the offset of any advance payments made.

18. Shareholders’ Equity

Shareholders’ Equity as of September 30, 2011 and December 31, 2010, consists of the following:

Equity	Periods ended
USD thousand	September 30, 2011	December 31, 2010
Capital stock	$36	$34
Additional paid in capital	7,229	7,292
Accumulated other comprehensive income	(70)	(119)
Retained earnings	2,247	271
Total Equity	$9,443	$7,477

As discussed in paragraph 2 of note 2, “Basis of consolidation”, on April 29, 2011 ITP Energy Corporation, completed a share exchange transaction (the “Agreement”) whereby it acquired 100% of ITP Benelli S.p.A. together with its subsidiaries and then transferred 94% of its stock to ITP Lux.

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

19. Total sales

The majority of sales are generated by construction contracts engagements. Total revenues for the quarter ended September 30, 2011, compared to the same quarter of the preceding year, show a decrease of $ 592 thousand, or (4)%, ($ 15,167 thousand as of September 30, 2011 and $ 15,759 thousand as of September 30, 2010), while total revenues for the nine-month period ended September 30, 2011 and 2010 are $ 46,027 thousand and $ 41,940 thousand respectively, with an increase of 10%.

20. Cost of sales

Costs of sales (“COS”) for the three months period ended September 30, 2011 are equal to $ 10,811 thousand. Compared to the same quarter of the preceding year, cost of sales decreased by $ 1,228 thousand. For the nine-month period ended September 30, 2011 and 2010 COS are equal to $ 33,101 thousand and $ 31,954 thousand respectively, with an increase of 4%.

COS includes the depreciation and amortization that for the three-months period ended September 30, 2011 and 2010 were for an amount of $ 305 thousand and $ 256 thousand respectively and for the nine-month periods ended September 30, 2011 and 2010 were for an amount of $ 1,081 thousand and $ 694 thousand, respectively.

21. Operating expenses

Operating expenses for the three-month period ended September 30, 2011 and 2010 amount to $ 2,708 thousand and $ 2,746 thousand respectively, and include the following:

Operating Expenses	Three-months periods ended
USD thousand	September 30, 2011	September 30, 2010
Selling, general and administrative expenses	$2,598	$2,095
Provision for doubtful accounts	-	230
Other operating costs	110	422
Total Operating Expenses	$2,708	$2,746

For the nine-month period ended September 30, 2011 and 2010 operating expenses are equal to $ 8,438 thousand and 8,038 thousand respectively:

Operating Expenses	Nine-month periods ended
USD thousand	September 30, 2011	September 30, 2010
Selling, general and administrative expenses	$8,029	$6,159
Provision for doubtful accounts	-	891
Other operating costs	409	989
Total Operating Expenses	$8,438	$8,038

Selling, general and administrative expenses are mainly administrative personnel salaries including bonuses, promotions and the value of unclaimed holidays and other deferred benefits.

The provision for doubtful accounts has been determined as a result of an analysis of the collectability of accounts receivable and in accordance with the Group accounting policy. For the nine-month period ended September 30, 2011 the Group has not recognized any provision for doubtful accounts, while in the same period of the preceding year, the Company recognized a provision of $ 891 thousand. The provision recognized for the three-month period ended September 30, 2010 was $ 230 thousand.

Other operating costs are expenses related to business development, commercial activities, travel, and other nonrecurring general expenses.

22. Income taxes

The Company and its subsidiaries are subject to income taxes on an entity basis, on income arising in, or derived from, the tax jurisdiction in which they operate. Taxes on income for the nine-month period ended September 30, 2011 amount to $ 359 thousand and registered a decrease compared to the preceding year of $ 321 thousand.

The Company has revised some accounting estimates related to the year 2010. The change in accounting estimates has determined a higher level of costs in 2011 and a corresponding lower level of income taxes. This change has also determined an estimated effective tax rate for 2011 year-end of about 28%.

Income before provision for income taxes	Nine-month periods ended
USD thousand	September 30, 2011	September 30, 2010
Italian companies	$2,880	$2,129
US companies	(229)	(782)
Other foreign companies	85	(153)
Total income before provision for income taxes	$2,735	$1,194

	Nine-month periods ended
USD thousand	September 30, 2011	September 30, 2010
Current
Italian companies	$758	$1,233
US companies	-	-
Other foreign companies	-	-
Total provision for current income taxes	$758	$1,233
Deferred
Italian companies	-	(532)
US companies	-	(265)
Other foreign companies	-	-
Total receivables for deferred income taxes	$-	$(797)
Total provision for income taxes	$758	$436

For the three-month period ended September 30, 2011 and 2010, it follows the detail of the income before provision of income taxes and the related estimated amount:

Income before provision for income taxes	Three-month periods ended
USD thousand	September 30, 2011	September 30, 2010
Italian companies	$1,399	$277
US companies	155	392
Other foreign companies	(159)	(73)
Total income before provision for income taxes	$1,395	$596

	Three-month periods ended
USD thousand	September 30, 2011	September 30, 2010
Current
Italian companies	$652	$227
US companies	-	-
Other foreign companies	-	-
Total provision for current income taxes	$652	$227
Deferred
Italian companies	-	(7)
US companies	-	(2)
Other foreign companies	-	-
Total receivables for deferred income taxes	$-	$(9)
Total provision for income taxes	$652	$218

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

For the periods ended as of September 30, 2011 and 2010 the non-Italian subsidiaries income taxes did not have any impact since they were not material.

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

Among upstream operations, capital expenditure in deepwater activities is expected to be the fastest growing segment because existing onshore and shallow water oil and gas reserves have largely been depleted. By region, the Middle East (Saudi Arabia, Kuwait and the United Arab Emirates), South East Asia (Australia and India), Africa (Ghana, Egypt, Angola and Nigeria) and Brazil, should emerge as the primary drivers of capital expenditure. However, crude oil prices have decreased to levels generally around $80 on September 30, 2011 compared to an average of approximately $102 per barrel experienced during the second quarter of 2011. Crude oil prices declined during the third calendar quarter of 2011, but remained at high levels, averaging $90 per barrel versus $102 per barrel during the second calendar quarter of 2011. With the recovery in demand for energy in several key growing markets, specifically China and India, long-term forecasts for oil demand and prices continues to be strong.

In the projects we may become involved, typically there is an approximately eight to twelve months period between the starting date of an engineering procurement and construction project and the time when our services become relevant.  Therefore, the increase in the volume of new orders experienced in the second semester of 2010 and increases registered in the first semester 2011 will be reflected in engineering procurement and construction activity during the second semester of 2011 and throughout 2012. Total revenues during December 31, 2010 amounted to $63.6 million.  During the first semester 2011 we entered into twenty new orders for our products and services, having an aggregate value in excess of $40 million not including our entering into two new and significant contracts for our products and services jointly valued in excess of $200 million. These new contracts require adequate financing in order for us to be able to comply with the required contractual guarantees that we must provide as part of our obligations to our customers under such agreements.

Another factor that has influenced the financial results is the exchange rate mostly between the U.S. dollar and the Euro. Our operations are conducted around the world in a number of different countries. Accordingly, our earnings and cash flow are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Italy, Middle East and North Africa, Russia and Byelorussia, Asia and the other countries we conduct business. In Italy, North Africa, the Middle East and Russia, most contracts are denominated in Euros, and most of the costs incurred are in Euros, which mitigates risks associated with currency fluctuations. Similarly, in the United States, most of our contracts are denominated in U.S. dollars, and most of our costs are incurred in U.S. dollars, which mitigates the risks associated with currency fluctuations. In any case, all the non-U.S. dollar revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The strengthening or weakening of the Euro (and other non-U.S. dollar currencies) can have a significant positive or negative impact on the translation of earnings generated from our subsidiaries and, therefore, the financial results of our business. On September 30, 2011, the value of the Euro against the U.S. dollar published by the Bank of Italy (Banca d’Italia) was  $1.3503 ($ 1.4453 on June 30, 2011).

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

While global demand for oil and natural gas are significant factors influencing our business generally, certain other factors such as the recent global economic recession and credit crisis and risks associated with operating in several markets also influence our business. In that sense, we operate our business and market our products and services throughout the world. We are, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Moreover, oil and gas producing regions in which we conduct business include many countries in the Middle East, Southeast Asia, West Africa, South America and other parts of the world where risks to operations remain high. We cannot accurately predict whether these risks will increase or abate, but to mitigate the country risk most of our production is made at our plants and shipped at the end of the project. These risks include: nationalization; expropriation; war, terrorism and civil disturbances; restrictive actions by local governments; limitations on repatriation of earnings; changes in foreign tax laws; changes in banking regulations; travel limitations or operational problems caused by public health and/or safety threats; and changes in currency exchange rates.

Our acquisitions have diversified our operating capabilities. We offer a comprehensive range of services ancillary to our products, including maintenance and safety requirements. These services are complementary because our products consist of high-end technology and complex machineries, with potentially a severe impact on safety and the environment, which need to be monitored, maintained and operated appropriately. As a result, a portion of our business strategy also focuses on entering into contracts to provide a full range of these services on an integrated basis for a particular project. The recent contract in Azerbiajan is an example of this diversification and it has been awarded through a business agreement with the Akkord as part of a strategy to enter into the oil and gas sector in Azerbaijan. We believe this approach gives our customers greater accountability and a more seamless transition between phases of the work.  It also enhances utilization of our assets and gives us greater control over operational and commercial risks that we would otherwise possess if we subcontracted a significant portion of the scope of work to third parties.

Recent Developments

During the last two months, in addition to our continuing business activity, the following significant contracts have been awarded to ITP, our wholly-owned subsidiary:

The Group has subscribed an agreement with Akkord corporation in Azerbaijan to develop projects in the Caspian area. The cooperation agreement is mainly intended to facilitate ITP access to the oil and gas sector where Akkord enjoys favorable business terms with Socar, the Azerbaijan state company for oil and gas. As a first step of the cooperation agreement, two letters of intent are in process of being executed by Akkord and ITP.

One letter of intent is relating to the design and supply of the new technological equipment for the steel work manufacturing plant, which will be built by Akkord in Baku representing a total amount of approximately Euro 25 million for ITP. The second letter of intent is for the completion of a cement plant in Gazic, representing a total amount of approximately Euro 60 million for ITP. Study and planning activities have been already started on October 17 and the customer is requiring that both operations be completed by 2012.

Additionally, during October 2011, the Group invested in the Singapore area, acquiring a land in Batam for an amount of approximately $ 600 thousand. ITP is planning to develop an industrial facility for the production of modules for offshore oil and gas platforms.

Results of Operations

Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

During the first nine months and third quarter of 2011 our gross profit was $12,925 thousand and $4,356 thousand, respectively, representing increases of 29% and 17%, respectively when compared with the corresponding nine months period and three month period ending September 30,  2010, respectively.

Net Income

Net Income for the quarter ended September 30, 2011 was $743 thousand, or $0.00001 per share (based on a weighted average number of shares outstanding during the period of 36,107,500). These results compare to a Net Income of $378 thousand, or $0.00003 per share (based on a weighted average number of shares outstanding during the comparable 2010 quarter of 28,067,769), reported for the quarter ended September 30, 2010, which represents an increase of 97%. This increase with respect to the 2010 third quarter consolidated balance sheets was primarily due to the considerable number of orders awarded in the second half of 2010 and in the first semester of 2011 which generated a substantial increase in revenues.

Net Income for the nine-months ended September 30, 2011 was $1,977 thousand, or $0.0001 per share (based on a weighted average number of shares outstanding during the period of 35,193,217). These results compare to a Net Income of $758 thousand, or $0.00003 per share (based on a weighted average number of shares outstanding during the comparable 2010 period of 27,586,029), reported for the nine-month period ended September 30, 2010, which represents an increase of 161%. This increase with respect to the consolidated balance sheets for the similar nine-month period during 2010 was primarily due to the considerable number of orders awarded in the second half of 2010 and in the first semester of 2011 which generated a substantial increase in revenues.

Net Income Attributable to ITP

The $743 thousand Net Income of the three-month period ending September 30, 2011 attributable to ITP, is made up of operating income ($1,647 thousand) less financial expenses relating to bank loans ($252 thousand)  and income tax expense of 652 thousand. The $378 thousand Net Income attributable to ITP during the comparable three-month period ending September 30, 2010, is the result of the $973 thousand in operating income less financial expenses related to bank loans in the amount of $377 thousand and income tax expense in the amount of $218 thousand.

The $1,977 Net Income of the nine-month period ending September 30, 2011 attributable to ITP, is made up of $4,488 thousand in operating income less financial expenses relating to bank loans in the amount of $1,753 and income tax expense amounting to $758 thousand.  In comparison, the $758 thousand Net Income attributable to ITP during the comparable nine-month period of 2010, was made up of $1,948 thousand in operating income less $753 thousand in financial expenses relating to bank loans and income tax expense in the amount of  $436 thousand.

For the nine-month period ending September 30, 2011, the non-cash component of the income statement ($1,081 thousand) is solely related to depreciation and amortization charge during the period, compared to a non-financial component of the income statement of $1,585 for the similar nine-month period in 2010 which included $694 related to the depreciation and amortization charge and a provision for doubtful accounts in the amount of $891 thousand.

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

Comprehensive Income for the three-month period ended September 30, 2011 decreased 69% to $242 thousand from $790 thousand reported for the three-month period ended September 30, 2010. This decrease in Comprehensive Net Income with respect to the 2010 third quarter consolidated balance sheets was primarily due to the currency translation adjustment.

Comprehensive Income for the nine-month period ended September 30, 2011 increased to $2,026 thousand from $799 thousand reported for the nine-month period ended September 30, 2010.  This significant increase is explained by the considerable number of orders awarded in the second half of 2010 and in the first semester of 2011 that generated a substantial increase in revenues.

Revenues

Consolidated revenues for the quarter ended September 30, 2011 decreased by $592 thousands or 4% to $15,167 thousand, from $15,759 thousand during the similar quarter of 2010. Revenues are generated by construction contracts engagements. Consolidated revenues for the nine-month period ended September 30, 2011 increased by approximately $4.1 million or 10% to $46,027 thousand from $41,940 thousand during the similar nine-month period of 2010. The decrease experienced during the third quarter of 2011 when compared with the similar period of 2010 is due to different timing of working progress and invoicing trend. In this period there is an increase of advances received from customers treated as deferred revenues, while the increase evidenced during the nine-months period ending September 30, 2011 with respect to the similar period of 2010 reflects the considerable number of orders awarded in the second half of 2010 and in the first semester of 2011 that generated a substantial increase in revenues during 2011.

In terms of revenues by country, during the quarter ended September 30, 2011, the results were consistent with those of the similar quarter in 2010 with an increase in Belaurus & Kasakhstan and in the Rest of Europe which were offset by a decrease in Italy and in other remaining area.  A comparison of revenues by country during the nine-month periods ended September 30, 2011 and 2010 is highlighted by a decrease in Italy of $5,245 thousand or 47% from $11,151 thousand to $5,906 thousand offset by the increase of $13,290 thousand in new revenues from Belarus. The decrease in revenues from Italy and the United States is explained by the slow down of investment in Italy and the United States, whereas the Belarus revenues are tied to the new contract with JSC Grodno Azot for the cycloexanone unit in the Grodno Azot industrial complex.The increase in the “Rest of Europe” is mainly due to new orders awarded in the second half of 2010. JSC Grodno Azot is a mayor customer that accounted for 11% of our revenues during the nine-month period ended September 30, 2011.

The table below includes the revenues for the three-month period and the nine-month period ended September 30, 2011 and 2010:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2011	2010	2011	2010
Revenues by Country	(in thousands of $)		(in thousands of $)
Italy	$2,625	$4,190	$5,906	$11,151
Belarus & Kasakhstan	3,137	-	13,290	-
Rest of Europe	4,020	1,580	7,683	4,205
Egypt and the Middle East	3,756	4,577	6,168	7,197
The United States	358	2,454	9,308	11,515
The Far East	620	2,847	2,566	7,577
Other	651	111	1,106	295
	$15,167	$15,759	$46,027	$41,940

Cost of Sales

During the three-month period ended September 30, 2011, our consolidated costs of sales decreased by $1,229 thousand, or 10%, to $10,811 thousand from $12,040 thousand during the similar period in 2010. The decrease is directly related to the comparatively low level of goods purchased in the second half of 2010 and in the first half of 2011 notwithstanding the considerable high value of invoices issued relating to goods completed and shipped during this period.  During the nine-month period ended September 30, 2011, our consolidated costs of sales increased by $1,147 thousand, or 4%, to $33,101 thousand from $31,954 thousand during the similar nine-month period ended September 30, 2010, such increase being directly related to the significant increase in production compared to 2010.

Our consolidated gross margin as a percentage of revenues was 29% and 24% during the three-month periods ended September 30, 2011 and 2010, respectively, and was 28% and 24% during the nine-month periods ended September 30, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $503 thousand, or 24%, during the three-month period ending September 30, 2011 compared to the similar period in 2010. SG&A expenses during the quarter are mainly administrative personnel salaries including bonuses, promotions and the value of unclaimed holidays and other deferred benefits. The increase is due to the growth of the business, and primarily to increased salaries, wages and benefits and a general increase in our SG&A expenses as a result of increased accounting and legal costs directly related to our consummation of the Share Exchange and becoming a SEC reporting company. SG&A expenses represented 17% of revenues for the three-month period ending September 30, 2011 compared to representing 13% of revenues during the similar three-month period in 2010. One of the major factors in the increase of the SG&A expenses was the increase in the numbers of business entities which form part of the ITP Group, some of them operating in different countries which required a substantial increase in the amount of personnel dedicated to administration and finance.

SG&A expense increased by $1,870 thousand, or 30%, during the nine-month period ending September 30, 2011 compared to the similar period in 2010. SG&A expenses during the nine-month period are mainly administrative personnel salaries including bonuses, promotions and the value of unclaimed holidays and other deferred benefits. The increase is due to the growth of the business, and primarily to increased salaries, wages and benefits and a general increase in our SG&A expenses as a result of the increase in the number of business entities as well as accounting, auditing and legal costs associated with our consummation of the Share Exchange and becoming a SEC reporting company. SG&A expenses represented 17% of revenues for the nine-month period ending September 30, 2011 compared to representing 15% of revenues during the similar nine-month period in 2010, mainly due to the impact of additional accounting, auditing and legal costs directly relating to our consummation of the Share Exchange and becoming a SEC reporting company.

Depreciation and Amortization

Depreciation and amortization expense increased by $387 thousand, or 56%, during the nine-month period ending September 30, 2011 compared to the similar period in 2010, primarily due to the increase of tangible assets in 2010. Depreciation of tangible and intangible assets is calculated on the basis of the residual useful life of the asset.

Provision for Doubtful Accounts

Provision for doubtful accounts is determined as a result of an analysis of the collectability of accounts receivable and in accordance with ITP’s accounting policy. During the nine-month period ended September 30, 2011, we did not accrue any reserves for the provision for doubtful accounts, while the provision for doubtful accounts during the similar period in 2010 was $891 thousand. This was mainly due to ITP having already written off in 2010 all doubtful accounts.

Other Operating Costs

Other Operating Costs decreased by $312 thousand, or 74% during the three-month period ended September 30, 2011 compared to the similar period in 2010. Similarly, Other Operating Costs decreased by $580 thousand, or 59% during the nine-month period ended September 30, 2011 compared to the similar period in 2010. Other operating costs are expenses related to business development, commercial activities, travel, and other nonrecurring general expenses.  In each case, the decrease was due primarily to improved organization and cost control initiatives.

Operating Income

Consolidated Operating Income increased by $674 thousand, or 69%, during the three-month period ended September 30, 2011 compared to the similar period in 2010, primarily as a result of increased business activity and the increase in revenues. Similarly, Consolidated Operating Income increased by $2,540 thousand, or 130%, during the nine-month period ended September 30, 2011 compared to the similar period in 2010, because of the increase in business activity and in revenues.

Interest Expense

Interest Expense decreased by $125 thousand, or 33%, during the three-month period ended September 30, 2011 compared to the similar period in 2010. Conversely, Interest Expense increased by $1,000 thousand, or 57% during the nine-month period ended September 30, 2011 compared to the similar period in 2010. In the first case, the decrease was due to timing amortization schedule and variance in interest rate, while the increase for the comparable nine-month periods is explained by the higher long and short terms debts balances. The weighted average interest rate on our credit facilities during the nine-month period ended September 30, 2011, was 3.24% compared to 4.38% during the similar period of 2010.

Liquidity and Working Capital

Cash and cash equivalents

As of September 30, 2011, we had cash and cash equivalents of $3,938 thousand, a decrease of $5,629 thousand during the nine-month period ending September 30, 2011. Cash and cash equivalents primarily consist of cash on hand and marketable securities. To date, we have financed our operations primarily through cash flows from operations, bank financing and capital increases. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine-Month periods ended
	September 30, 2011	September 30, 2010
	(in $ thousands)
Net cash provided by (used in) operating activities	$(14,175)	$(2,117)
Net cash provided by (used in) investing activities	(1,021)	(12,813)
Net cash provided by (used in) financing activities	6,736	21,041
Net increase (decrease) in cash and cash equivalents	(6,509)	6,819

Currency translation adjustment	463	562
Cash and cash equivalents at the beginning of the period	11,934	2,893
Cash and cash equivalents at the end of the period	3,938	9,567

Cash Flow

Operating Activities

Net cash used by operating activities was $14,175 million for the nine-month period ending September 30, 2011, as compared to $2,117 million of net cash used during the similar period in 2010. The net change is mainly attributable to the $7,422 million increase in account receivables and a $5,565 thousand decrease in accounts payables for the period and a decrease of $969 thousand in inventory.

Investing Activities

Net cash used in investing activities for the nine-month period ending September 30, 2011 was $1,021 thousand, as compared to $12,813 thousand net cash used in investing activities during the similar nine-month period of 2010. The change is mainly attributable to the acquisition of ITP Benelli S.p.A. and Nicola & Albia during the first quarter of 2010.

Financing Activities

Net cash provided by financing activities for the nine-month period ending September 30, 2011 was $6,736 thousand, as compared to net cash provided by financing activities of $21,041 thousand during the similar nine-month period of 2010. The net change is attributable to the subscription of bank loans relating to the finance of the acquisition of ITP Benelli S.p.A. and Nicola & Albia made during 2010 and to support our expansion plans, advances on contracts and on receivables received from banks to finance the new projects and for the payment of other maturing loans and for general working capital, partially offset by currency exchange variations resulting in an increase of the total debt by 20% because such debt is predominantly denominated in Euros.

Working Capital

Historically, our cash flow from operations has been sufficient to finance our operations. We believe that our cash on hand and cash flow from operations will meet our present cash needs unless we expand our current scale of production to another level in a short period of time, in which case we may require additional cash resources to fund our additional capital expenditures and working capital requirements related to such growth. However, the increase in our backlog due to our entering into significantly more valuable contracts for our services and products may, in the future, require additional cash resources to finance the production of a new higher backlog and due to or as a consequence of changed business conditions, implementation of our strategy to ramp up our production facilities and increase machinery and equipment, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

The table below reflects the principal payments of bank loans, for the next 5 years as follows:

Quarter ending	Amount
(in $ thousands)
September 30, 2012 (Current)	$5,346
September 30, 2013	4,979
September 30, 2014	4,512
September 30, 2015	2,365
September 30, 2016	1,730
Thereafter	2,062
$20,994

Out of the total amounts of accounts receivables and inventory for work in progress reflected in our Consolidated Condensed Financial Statements as of September 30, 2011 of $ 41,323 thousand and $19,767 thousand, respectively, as of November 18, 2011, we have collected a total of approximately $3.9 million in accounts receivable and a total of $5.3 million of our inventory as of September 30, 2011 has now been invoiced to clients and are expected to be collected in the ordinary course of business within the end of the year.

It is customary in the industries in which we operate to provide bank guarantees or performance bonds in favor of clients to secure obligations under contracts. We believe that we will have sufficient credit capacity from existing facilities throughout the next 12 months.

Off-balance sheet arrangements

We do not have any off balance sheet arrangements.

Significant Accounting Policies

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Management and the Audit Committee of our Board of Directors approve the critical accounting policies. A full discussion of our critical accounting policies and estimates is included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2011. We did not have a significant change to the application of our critical accounting policies and estimates during the first nine-months of 2011.

Development Stage Company

During the period being reported, the Company ceased to be considered a development stage company.

Accounting Developments

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. (“ASU”) 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 applies to all entities that have goodwill reported in their financial statements. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, “Comprehensive Income.” ASU 2011-05 amends existing guidance in order to increase the prominence of items reported in other comprehensive income and eliminates the option to present components of other comprehensive income as part of the statement of changes in equity, the presentation format that we currently employ. Under ASU 2011-05, all non-owner changes in equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Early adoption is permitted and no transition disclosure is required. We are currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

In May 2011, the Financial Accounting Standards Board issued ASU 2011-04, “Fair Value Measurement”.  ASU 2011-04 introduces amendments to achieve common fair value measurement and disclosure in U.S.GAAP and IFRSs (ASU 2011-04). This ASU affects reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. This ASU is effective prospectively during interim and annual periods beginning after December 15, 2011 for public entities. Early application is not permitted. The Company is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

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

Exchange Rate

Our operations are conducted around the world in a number of different countries. Accordingly, our earnings and cash flow are exposed to changes in foreign currency exchange rates. The majority of our foreign currency transactions relate to operations in Italy, Middle East and North Africa, Russia and Byelorussia, Asia and the other countries we conduct business in. In Italy and in North Africa, Middle East and Russia, most contracts are denominated in Euros, and most of the costs incurred are in Euros, which mitigates risks associated with currency fluctuations. Similarly, in the United States, most of our contracts are denominated in U.S. Dollars, and most of our costs are incurred in U.S. Dollars, which mitigates the risks associated with currency fluctuations. Generally, many of our material purchases are denominated in a currency other than local currency, primarily U.S. Dollars and Euros, whereas our engineering and overhead costs are principally denominated in Euros. For sales to our clients based in Russia and Byelorussia, Middle East and North Africa, and Asia our contracts are, respectively, denominated in Euro, and most costs incurred are in Euro. Therefore, because we generally balance our expenses with income in the same currency as the related expenses, fluctuations in exchange rates are not expected to significantly affect financial stability, or gross and net profit margins. We attempt to minimize our exposure to foreign currency exchange rate risk by requiring settlement in our functional currencies, when possible. We do not currently enter into forward contracts or other currency-related derivative hedge arrangements.

A hypothetical 10% increase or decrease in the Euro/U.S. dollar exchange rate is not expected to have a material impact on our earnings, loss or cash flows.

Interest Rate

Our financial instruments are subject to changes in interest rates, including our revolving credit facilities, export sales credit facility and short-term investments. We invest our excess cash in short-term highly liquid investments and our investment objective is to preserve principal and maintain liquidity. As of September 30, 2011, we had $40.3 million outstanding under our credit facilities, all of which are variable-rate debt obligations.  Changes based on the floating interest rates under these facilities could result in an increase or decrease in our annual interest expense and related cash outlay.

We seek to minimize the effects of a potential interest rate increase affecting our variable-rate debt obligations by entering into an interest rate swap agreements.  As of September 30, 2011, we were a party to an interest rate swap agreement with Unicredit having a notional amount of $1,465 thousand expiring in April, 2013. At September 30, 2011, this interest rate swap agreement represented an asset for the Company in the amount of $1 thousand.

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

As of September 30, 2011, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d- 15(b) under the Exchange Act and using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer (Principal Accounting Officer)), as of the end of the period covered by this Report, our Chief Executive Officer and our Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective as of the end of the period covered by this Report to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management has recently undertaken various measures to remediate material weaknesses identified in our prior evaluations of our internal disclosure controls and procedures. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures, as well as our internal control over financial reporting, on an ongoing basis, and our management is committed to taking action and implementing improvements, as necessary and as funds allow. However, while our management presently believes that the measures taken have remediated the material weaknesses identified, we cannot guarantee that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

We have employed new resources for the internal management of our accounting cycle, including the preparation of annual and quarterly financial reports, while continuing to retain the services of ITP’s external independent accountants, including for the purpose of assuring compliance with legal and tax requirements under local law and the preparation of tax returns.

As a result of our actions taken to resolve material weaknesses previously identified by our management in our internal control over financial reporting, on July 20, 2011 we entered into an employment agreement with Mr. Giovanni Barbieri, pursuant to which Mr. Barbieri commenced his employment with the Company on September 1, 2011 in the capacity of senior financial executive based in the Company’s principal executive offices located in Rome, Italy. Subsequently, on October 17, 2011, our Board of Directors appointed Mr. Barbieri as a member of our Board of Directors and to the position of Chief Financial Officer (“CFO”), effective as of the same date.

Prior to commencing his employment with ITP, Mr. Barbieri, age 43, worked with Deloitte & Touche S.p.A. (a member firm of Deloitte Touche Tohmatsu Limited), independent accountants for over 15 years, where he most recently served as Audit Senior Manager, and was responsible for the financial statement, reporting packages and internal controls audits of various Italian companies and of Italian subsidiaries of U.S. multinational corporations. From 2000-2002, Mr. Barbieri was assigned to the New York office of Deloitte & Touche where he performed audit services to various U.S. corporations. Mr. Barbieri is a certified public accountant and chartered accountant in Italy and received a business degree from the University of Rome—La Sapienza.

There were no other material changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d- 15(f) under the Exchange Act) that occurred during our three-month period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and are not required to provide the information required by this item.  Notwithstanding, we have in the past provided this information.  You should carefully consider the risk factors described in our most recent annual report on Form 10-K filed with the SEC on January 12, 2011 describing the risks factors affecting our business prior to the Share Exchange and also consider the risk factors described in our Report on Form 8-K filed with the SEC on May 5, 2011, as amended by amendments number 1 and 2 also filed with the SEC on June 24, 2011 and July 8, 2011, respectively, relating to our reverse recapitalization and Share Exchange with ITP Lux and as such risk factors were updated by our quarterly report on Form 10-Q filed with the SEC on August 19, 2011.

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

There are no material changes from the risk factors previously disclosed in our current report on Form 8-K filed with the SEC on May 5, 2011, as amended by amendments number 1 and 2 also filed with the SEC on June 24, 2011 and July 8, 2011, and as further as amended by our quarterly report on Form 10-Q filed with the SEC on August 19, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (3)
3.2	Amended and Restated Bylaws (6)
3.3	Articles of Merger between Netfone Inc. and ITP Energy Corporation, dated effective March 21, 2011 (4)
3.4	Certificate of Change dated effective March 21, 2011 (4)
4.1	Form of Common Stock (5)
4.2	Form of Common Stock Warrant (5)
10.1	Share Exchange Agreement, dated December 22, 2010, by and among Netfone Inc., Orange Capital Corp., and ITP Oil & Gas International S.A. (1)
10.2	First Amendment to Share Exchange Agreement, dated December 22, 2010, by and among Netfone Inc., Orange Capital Corp., and ITP Oil & Gas International S.A., dated March 25, 2011. (2)
10.3	Cariparma Senior Syndicated Loan Agreement, dated May 21, 2010. (5)
10.4	Deutsche Bank Loan Agreement, dated February 26, 2010. (5)
10.5	UniCredit Corporate Banking Loan Agreement, dated April 7, 2010. (5)
10.6	Banco di Credito Cooperativo Laudense Loan and Mortgage Agreement, dated December 27, 2007. (5)
10.7	Employment agreement between ITP and Mr. Giovanni Barbieri, dated July 20, 2011. (6)
21.1	Subsidiaries (5)
31.1	Certifications of Manfredi Mazziotti di Celso Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications of Giovanni Barbieri Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Manfredi Mazziotti di Celso and Giovanni Barbieri Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 30, 2010.

(2)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 31, 2011.

(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed December 1, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 23, 2011.

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 5, 2011.

(6)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITP ENERGY CORPORATION

By:	/s/ Manfredi Mazziotti di Celso
Manfredi Mazziotti di Celso
Chief Executive Officer

Date:  November 21, 2011